Form 10-Q
period 1996-03-31
AFG INVESTMENT TRUST B
filed 1996-05-15
CIK 879495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31,
1996

                                       OR

[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                   to





For Quarter Ended March 31, 1996                   Commission File No. 0-21390


                              AFG Investment Trust B
            (Exact name of registrant as specified in its charter)

 Delaware                                                     04-3157230
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                              Identification No.)

98 North Washington Street, Boston, MA                             02114
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code          (617)854-5800



(Former  name,  former  address and former  fiscal year,  ifchanged since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant wasrequired to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes X     No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes         No

                             AFG Investment Trust B

                                    FORM 10-Q

                                      INDEX





PART I.  FINANCIAL INFORMATION:

     Item 1.  Financial Statements
         Statement of Financial Position                                                                        Page
              at March 31, 1996 and December 31, 1995                                                             3

         Statement of Operations
              for the three months ended March 31, 1996 and 1995                                                  4

         Statement of Cash Flows
              for the three months ended March 31, 1996 and 1995                                                  5

         Notes to the Financial Statements                                                                      6-9


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                             10-13


PART II.  OTHER INFORMATION:

     Items 1 - 6                                                                                                 14







                             AFG Investment Trust B


                         STATEMENT OF FINANCIAL POSITION
                      March 31, 1996 and December 31, 1995

                                   (Unaudited)



                                                                                          March 31,          December 31,
                                                                                             1996                1995
ASSETS

Cash and cash equivalents                                                         $       1,622,987       $        337,293

Rents receivable                                                                            451,934                729,555

Accounts receivable - affiliate                                                             218,364                105,494

Equipment at cost, net of accumulated depreciation
     of $10,327,968 and $9,940,387 at March 31, 1996
     and December 31, 1995, respectively                                                 16,817,801             18,399,341

Organization costs, net of accumulated amortization
     of $3,583 and $3,333 at March 31, 1996
     and December 31, 1995, respectively                                                      1,417                  1,667
                                                                                  -----------------       ----------------

         Total assets                                                             $      19,112,503         $   19,573,350
                                                                                  =================         ==============


LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                                                     $       6,843,881       $      7,097,113
Accrued interest                                                                             73,691                124,186
Accrued liabilities                                                                          19,750                 20,000
Accrued liabilities - affiliate                                                              21,225                     --
Deferred rental income                                                                      108,344                 20,802
Cash distributions payable to participants                                                  153,998                153,998
                                                                                  -----------------       ----------------

         Total liabilities                                                                7,220,889              7,416,099
                                                                                  -----------------       ----------------

Participants' capital (deficit):
     Managing Trustee                                                                       (30,721)               (28,065)
     Special Beneficiary                                                                   (260,698)              (238,783)
     Beneficiary Interests (665,494 Interests;
         initial purchase price of $25 each)                                             12,183,033             12,424,099
                                                                                  -----------------       ----------------

         Total participants' capital                                                     11,891,614             12,157,251
                                                                                  -----------------       ----------------

         Total liabilities and participants' capital                              $      19,112,503          $  19,573,350
                                                                                  =================          =============

                         The accompanying notes are an integral part
                               of these financial statements.





                             AFG Investment Trust B


                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 1996 and 1995

                                   (Unaudited)






                                                                                          1996                     1995
                                                                                   ------------------       -----------
Income:

     Lease revenue                                                                 $     1,479,254          $     1,508,731

     Interest income                                                                         4,551                    5,190

     Loss on sale of equipment                                                             (184,016)                     --
                                                                                    ---------------         ---------------

         Total income                                                                    1,299,789                1,513,921
                                                                                   ---------------          ---------------


Expenses:

     Depreciation and amortization                                                       1,145,057                  963,437

     Interest expense                                                                      110,025                  142,668

     Equipment management fees - affiliate                                                  62,453                     55,392

     Operating expenses - affiliate                                                         16,893                   30,928
                                                                                   ---------------          ---------------

         Total expenses                                                                  1,334,428                1,192,425
                                                                                   ---------------          ---------------


Net income (loss)                                                                   $        (34,639)       $       321,496
                                                                                    ================        ===============


Net income (loss)
     per Beneficiary Interest                                                       $         (0.05)       $          0.44
                                                                                    ================        ===============

Cash distributions declared
     per Beneficiary Interest                                                      $          0.32          $         0.63
                                                                                    ===============          ==================


                         The accompanying notes are an integral part
                               of these financial statements.






                             AFG Investment Trust B


                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1996 and 1995

                                   (Unaudited)







                                                                                           1996                     1995
                                                                                    ------------------       -----------

Cash flows from (used in) operating activities:
Net income (loss)                                                               $       (34,639)         $       321,496

Adjustments  to  reconcile  net  income  (loss)  to  net  cash  from   operating
     activities:
         Depreciation and amortization                                                1,145,057                  963,437
         Loss on sale of equipment                                                      184,016                       --

Changes in assets and liabilities
     Decrease (increase) in:                                                            277,621                 (116,983)
         rents receivable
         accounts receivable - affiliate                                               (112,870)                 (72,332)
     Increase (decrease) in:
         accrued interest                                                               (50,495)                  39,721
         accrued liabilities                                                               (250)                  (5,500)
         accrued liabilities - affiliate                                                 21,225                  (83,863)
         deferred rental income                                                          87,542                   52,515
                                                                                ---------------          ---------------

              Net cash from operating activities                                      1,517,207                1,098,491
                                                                                ---------------          ---------------

Cash flows from (used in) investing activities:
     Purchase of equipment                                                           (1,441,796)                      --
     Proceeds from equipment sales                                                    1,694,513                       --
                                                                                ---------------          ---------------

                  Net cash from investing activities                                    252,717                       --
                                                                                ---------------          ---------------

Cash flows from (used in) financing activities:
     Proceeds from notes payable                                                        997,888                  265,421
     Principal payments - notes payable                                              (1,251,120)                (961,252)
     Distributions paid                                                                (230,998)                (461,996)
                                                                                ---------------          ---------------

              Net cash used in financing activities                                    (484,230)              (1,157,827)
                                                                                ---------------          ---------------

Net increase (decrease) in cash and cash equivalents                                  1,285,694                  (59,336)

Cash and cash equivalents at beginning of period                                        337,293                  441,329
                                                                                ---------------          ---------------

Cash and cash equivalents at end of period                                      $     1,622,987          $       381,993
                                                                                ===============          ===============


Supplemental disclosure of cash flow information:
       Cash paid during the period for interest                                 $       160,520          $       102,947
                                                                                ===============          ===============
                         The accompanying notes are an integral part
                               of these financial statements.





                             AFG Investment Trust B


                        Notes to the Financial Statements
                                 March 31, 1996

                                   (Unaudited)









NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1995 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1995 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and results of operations for the three month periods ended March 31, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH

     At March 31, 1996, the Trust had $1,620,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $11,462,911 are due as follows:

     For the year ending March 31,      1997                    $      5,313,524
                                        1998                           4,418,134
                                        1999                             941,638
                                        2000                             284,922
                                        2001                             225,603
                                  Thereafter                             279,090

                                            Total                $    11,462,911
                                                                 ===============

     During  March 1996,  the Trust  acquired an 8.86%  proportionate  ownership interest in an MD-87 jet aircraft leased by Reno Air, Inc. (the "Reno Aircraft")
- - - See Note 4 herein.  The Trust will  receive  approximately  $143,000 of rental revenue in the year ending March 31, 1997,  $159,000 in each of the years in the period  ending  March 31, 2002 and  $120,000 in the year ending  March 31, 2003, pursuant to the Reno Aircraft lease agreement.  Rents from the Reno Aircraft, as provided for in the lease  agreement,  are  adjusted  monthly for changes of the
London Inter-Bank  Offered Rate ("LIBOR").  Future rents from the Reno Aircraft, included above, reflect the most recent LIBOR effected rental payment.







                             AFG Investment Trust B


                        Notes to the Financial Statements
                                 March 31, 1996

                                   (Continued)



NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Trust at March 31, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.




                                                             Lease Term                       Equipment
            Equipment Type                                     (Months)                        at Cost

Aircraft                                                          60-81                       $  8,018,105
Computers and peripherals                                         10-62                          5,519,188
Materials handling                                                 4-60                          5,082,520
Communications                                                    12-60                          3,039,531
General plant and warehouse                                          60                          1,576,077
Construction and mining                                           36-60                          1,200,577
Retail store fixtures                                                36                          1,152,506
Tractors and heavy duty trucks                                    48-78                            605,644
Manufacturing                                                        60                            449,902
Furniture and fixtures                                               60                            284,019
Trailers/intermodal containers                                    36-60                            128,443
Photocopying                                                      36-60                             89,257
                                                                                           ---------------

                                                   Total equipment cost                         27,145,769

                                               Accumulated depreciation                        (10,327,968)

                             Equipment, net of accumulated depreciation                        $16,817,801

     On September 29, 1995, the Trust entered into an agreement with United Air Lines, Inc. ("United") to sell the Trust's proportionate ownership interest in a Boeing 747-SP aircraft (the "United Aircraft"), to United for cash consideration of $1,946,849 including unpaid rents through the date of sale, which event concluded in February 1996. In March 1996, the Trust acquired an 8.86% ownership interest in the Reno Aircraft, pursuant to the reinvestment provisions of the Trust's prospectus, at a cost of $1,239,741. To acquire the interest in the Reno Aircraft, the Trust obtained leveraging of $997,888 from a third-party lender and utilized cash proceeds of $241,853 from the sale of the United Aircraft. The Managing Trustee intends to reinvest the remaining proceeds from the sale of the United Aircraft in other equipment in 1996.

     At March 31, 1996, the Trust's equipment portfolio included equipment having a proportionate original cost of $11,023,146, representing approximately 41% of total equipment cost.

     At March 31, 1996, the cost and net book value of equipment held for sale or re-lease was approximately $18,000 and $2,000, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease

     Effective January 1, 1996, the Trust adopted Financial Accounting Standards Board Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Adoption of this statement did not have a material impact on the financial statements of the Trust.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Trust are paid by AFG on behalf of the Trust and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 1996 and 1995, which were paid or accrued by the Trust to AFG or its Affiliates, are as follows:

                                                             1996                  1995
                                                       ----------------       ---------------

     Equipment acquisition fees                          $       52,786                    --
     Equipment management fees                                   62,453          $     55,392
     Administrative charges                                       5,250                 3,000
     Reimbursable operating expenses
         due to third parties                                    11,643                27,928
                                                           ------------          ------------

                                    Total                  $    132,132          $     86,320
                                                           ============          ============


     All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At March 31, 1996, the Trust was owed $218,364 by AFG for such funds and the interest thereon. These funds were remitted to the Trust in April 1996.


NOTE 6 - NOTES PAYABLE

     Notes payable at March 31, 1996 consisted of installment notes of $6,843,881 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.7% and 7.7%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (7.63% at March 31, 1996). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation at the expiration of the primary lease term related to the Reno Aircraft. The carrying amount of notes payable approximates fair value at March 31, 1996.


     The annual maturities of the notes payable are as follows:

     For the year ending March 31,      1997                $ 2,982,379
                                        1998                  2,579,590
                                        1999                    536,432
                                        2000                    106,400
                                        2001                    116,278
                                  Thereafter                    522,802
                                                            -----------
                                       Total                $ 6,843,881
                                                            ===========





NOTE 7 - SUBSEQUENT EVENT

     Pursuant to its agreements  with PLM  International,  Inc.,  referred to in
Note 8 of the Trust's 1995 financial statements, American Finance Group agreed to change its name and logo, except where they are used in connection with the Trust and other affiliated investment programs. For all other purposes, American Finance Group will operate as Equis Financial Group effective April 2, 1996.






                             AFG Investment Trust B


                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION







Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three months ended March 31, 1996 compared to the three months ended March 31, 1995:

Overview

     As an equipment leasing trust, the Trust was organized to acquire a diversified portfolio of capital equipment subject to lease agreements with third parties. The Trust was designed to progress through three principal phases: acquisitions, operations, and liquidation. During the operations phase, a period of approximately six years, all equipment in the Trust's portfolio will progress through various stages. Initially, all equipment will generate rental revenues under primary term lease agreements. During the life of the Trust, these agreements will expire on an intermittent basis and equipment held pursuant to the related leases will be renewed, re-leased or sold, depending on prevailing market conditions and the assessment of such conditions by AFG to obtain the most advantageous economic benefit. Over time, a greater portion of the Trust's original equipment portfolio will become available for remarketing and cash generated from operations and from sales or refinancings will begin to fluctuate. Ultimately, all equipment will be sold and the Trust will be dissolved. The Trust's operations commenced in 1992.


Results of Operations

     For the three months ended March 31, 1996, the Trust recognized lease revenue $1,479,254 compared to $1,508,731 for the same period in 1995. The decrease in lease revenue for the three months ended March 31, 1996 compared to the same period in 1995 is due primarily to the Trust's sale of its interest in the United Aircraft in February 1996, as discussed below. In the near-term, lease revenue is expected to increase, due to reinvestment of the proceeds from the sale of the United Aircraft in other equipment. Over time, the level of lease revenue will decline due to the expiration of the Trust's primary lease term agreements. The Trust also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

     The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by AFG or an affiliated equipment leasing program sponsored by AFG. Proportionate equipment ownership enables the Trust to further diversify its equipment portfolio by participating in the ownership of selected assets, thereby reducing the general levels of risk which could result from a concentration in any single equipment type, industry or lessee. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment.






                             AFG Investment Trust B


                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION




     On February 5, 1996, the Trust concluded the sale of its interest in a Boeing 747-SP to the lessee, United Air Lines, Inc., as reported in Note 3 to the Trust's 1995 Annual Report. The Trust recognized a net loss of $560,982 in connection with this transaction, of which $384,782 was recognized as Write-Down of Equipment in 1995. The remainder of $176,200 was recognized as a loss on sale equipment on the accompanying financial statements for the quarter ended March 31, 1996. In addition to lease rents, the Trust received net sale proceeds of $1,684,292 from United for the aircraft. The Trust plans to reinvest substantially all of such proceeds in other equipment in 1996, a portion of which was completed in March 1996 through the acquisition of an 8.86% ownership interest in the Reno Aircraft at an aggregate cost of $1,239,741. To acquire the interest in the Reno Aircraft, the Trust obtained long-term financing of $997,888 from a third-party lender and utilized cash proceeds of $241,853 from the sale of the United Aircraft. During the three months ended March 31, 1996, the Trust sold other equipment having a net book value of $18,037 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $7,816. There were no equipment sales during the same period in 1995.

     It cannot be determined whether future sales of equipment will result in a net gain or a net loss to the Trust, as such transactions will be dependent upon the condition and type of equipment being sold and its marketability at the time of sale. In addition, the amount of gain or loss reported for financial statement purposes is partly a function of the amount of accumulated depreciation associated with the equipment being sold.

     The ultimate realization of residual value for any type of equipment is dependent upon many factors, including AFG's ability to sell and re-lease equipment. Changing market conditions, industry trends, technological advances, and many other events can converge to enhance or detract from asset values at any given time. AFG attempts to monitor these changes in order to identify opportunities which may be advantageous to the Trust and which will maximize total cash returns for each asset.

     The total economic value realized upon final disposition of each asset is comprised of all primary lease term revenue generated from that asset, together with its residual value. The latter consists of cash proceeds realized upon the asset's sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Trust classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Trust achieved from leasing the equipment.

     Depreciation and amortization expense for the three months ended March 31, 1996 was $1,145,057 compared to $963,437 for the same period in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. The increase in depreciation expense for the three months ended March 31, 1996 compared to the same period in 1995, reflects the acquisition of equipment subsequent to March 31, 1995.

     Interest expense was $110,025 or 7.4% of lease revenue for the three months ended March 31, 1996, compared to $142,668 or 9.5% of lease revenue for the same period in 1995. Interest expense in the near-term is expected to increase due to anticipated leveraging to be obtained to finance the acquisition of reinvestment equipment, discussed above. Thereafter, interest expense will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were approximately 4.2% of lease revenue for the three months ended March 31, 1996, compared to 3.7% of lease revenue for the same periods in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses represented 1.1% of lease revenue for the three months ended March 31, 1996, compared to 2% of lease revenue for the same period in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.



Liquidity and Capital Resources and Discussion of Cash Flows

     The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,517,207 and $1,098,491 for the three months ended March 31, 1996 and 1995, respectively. In the near-term, net cash inflows generated from operating activities are expected to increase due to the receipt of additional lease revenue from reinvestment equipment purchased during the three months ended March 31, 1996 and additional reinvestment equipment to be purchased during the remainder of 1996. Subsequently, future renewal, re-lease and equipment sale activities will cause a gradual decline in the Trust's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

     Ultimately, the Trust will dispose of all assets under lease. This will occur principally through sale transactions whereby each asset will be sold to the existing lessee or to a third party. Generally, this will occur upon expiration of each asset's primary or renewal/re-lease term. In certain instances, casualty or early termination events may result in the disposal of an asset. Such circumstances are infrequent and usually result in the collection of stipulated cash settlements pursuant to terms and conditions contained in the underlying lease agreements.

     Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 1996, the Trust expended $1,441,796 to acquire equipment. This amount reflects the acquisition of an ownership interest in a commercial jet aircraft at a cost of $1,239,741, pursuant to the reinvestment provisions of the Trust's prospectus and an original equipment acquisition of $202,055. During the three months ended March 31, 1996, the Trust realized net cash proceeds of $1,694,513. There were no equipment sales or equipment acquisitions during the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Cash inflows of $997,888 and $265,421 during the three months ended March 31, 1996 and 1995, respectively, resulted from leveraging a portion of the Trust's equipment portfolio with third-party lenders. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near-term, the amount of cash used to repay debt obligations will increase due to leveraging obtained during the three months ended March 31, 1996 and leveraging expected to be obtained to finance the acquisition of additional reinvestment equipment. Subsequently, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Trust has a balloon payment obligation at the expiration of the primary lease term related to the Reno Aircraft.

     Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the three months ended March 31, 1996, the Trust declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $230,998. In accordance with the Amended and Restated Declaration of Trust, the Beneficiaries were allocated 90.75% of these distributions, or $209,631; the Special Beneficiary was allocated 8.25%, or $19,057; and the Managing Trustee was allocated 1%, or $2,310.

     Cash distributions paid to the Participants consist of both a return of and a return on capital. To the extent that cash distributions consist of Cash From Sales or Refinancings, substantially all of such cash distributions should be viewed as a return of capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Trust and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of AFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Trust's equipment portfolio.

     The future liquidity of the Trust will be influenced by the foregoing and will be greatly dependent upon the collection of contractual rents and the outcome of residual activities. The Managing Trustee anticipates that cash proceeds resulting from these sources will satisfy the Trust's future expense obligations. However, the amount of cash available for distribution in future periods will fluctuate. Equipment lease expirations and asset disposals will cause the Trust's net cash from operating activities to diminish over time; and equipment sale proceeds will vary in amount and period of realization. Accordingly, fluctuations in the level of monthly cash distributions will occur during the life of the Trust.















                             AFG Investment Trust B

                                    FORM 10-Q

                           PART II. OTHER INFORMATION



         Item 1.             Legal Proceedings
                             Response:  None

         Item 2.             Changes in Securities
                             Response:  None

         Item 3.             Defaults upon Senior Securities
                             Response:  None

         Item 4.             Submission of Matters to a Vote of Security Holders
                             Response:  None

         Item 5.             Other Information
                             Response:  None

         Item 6(a).          Exhibits
                             Response:  None

         Item 6(b).          Reports on Form 8-K
                             Response:  None










                                 SIGNATURE PAGE



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.



                             AFG Investment Trust B


                               By: AFG ASIT Corporation, a Massachusetts corporation and the Managing Trustee of the Registrant.


                               By:      /s/  Michael J. Butterfield
                                        Michael J. Butterfield
                                        Treasurer AFG ASIT Corporation
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)


                               Date:    May 15, 1996


                               By:      /s/  Gary M. Romano
                                        Gary M. Romano
                                        Clerk of AFG ASIT Corporation
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)


                               Date:    May 15, 1996