Form 10-Q
period 1996-06-30
AFG INVESTMENT TRUST B
filed 1996-08-14
CIK 879495

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996
                              ------------------------------------------------

                                  OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                   to
                              -------------------  ---------------------------

                              -------------------

For Quarter Ended June 30, 1996                  Commission File No. 0-21390



                           AFG Investment Trust B
- ------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

Delaware                                               04-3157230
- ---------------------------------------                -----------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                          Identification No.)

98 North Washington Street, Boston, MA                 02114
- ---------------------------------------                -----------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (617) 854-5800
                                                    --------------------------

- ------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    X     No
                                             ---------    ---------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No
   -----     -----

                             AFG Investment Trust B

                                   FORM 10-Q

                                     INDEX



                                                                     Page
                                                                     ----

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

    Statement of Financial Position
      at June 30, 1996 and December 31, 1995                            3

    Statement of Operations
      for the three and six months ended June 30, 1996 and 1995         4

    Statement of Cash Flows
      for the six months ended June 30, 1996 and 1995                   5

    Notes to the Financial Statements                                 6-8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       9-12


PART II.  OTHER INFORMATION:

  Items 1 - 6                                                          13

                             AFG Investment Trust B

                        STATEMENT OF FINANCIAL POSITION
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)


                                            June 30,    December 31,
                                              1996          1995
                                          ------------  ------------
ASSETS
- ------

Cash and cash equivalents                  $ 2,022,341   $   337,293

Rents receivable                               647,845       729,555

Accounts receivable - affiliate                217,704       105,494

Equipment at cost, net of accumulated
 depreciation of $11,110,020 and
 $9,940,387 at June 30, 1996 and
 December 31, 1995, respectively            15,558,802    18,399,341

Organization costs, net of accumulated
 amortization of $3,833 and $3,333
 at June 30, 1996 and December 31, 1995,
 respectively                                    1,667         1,167
                                           -----------   -----------
     Total assets                          $18,447,859   $19,573,350
                                           ===========   ===========


LIABILITIES AND PARTICIPANTS' CAPITAL
- -------------------------------------


Notes payable                              $ 6,286,635    $ 7,097,113
Accrued interest                               114,645        124,186
Accrued liabilities                             12,500         20,000
Accrued liabilities - affiliate                 10,513             --
Deferred rental income                         147,230         20,802
Cash distributions payable to
  participants                                 153,998        153,998
                                           -----------    -----------
     Total liabilities                       6,725,521      7,416,099
                                           -----------    -----------
Participants' capital (deficit):
  Managing Trustee                             (32,414)       (28,065)
  Special Beneficiary                         (274,664)      (238,783)
  Beneficiary Interests
  (665,494 Interests; initial
    purchase price of $25 each)             12,029,416     12,424,099
                                           -----------    -----------
     Total participants' capital            11,722,338     12,157,251
                                           -----------    -----------
     Total liabilities and
       participants' capital               $18,447,859    $19,573,350
                                           ===========    ===========




                  The accompanying notes are an integral part
                         of these financial statements.

                                AFG Investment Trust B

                                     STATEMENT OF OPERATIONS
                    for the three and six months ended June 30, 1996 and 1995

                                         (Unaudited)


                                                Three Months               Six Months
                                               Ended June 30,             Ended June 30,
                                          1996            1995          1996          1995
                                     ---------------  ------------  ------------  ------------
Income:

   Lease revenue                         $1,405,472    $1,555,223    $2,884,726    $3,063,954

   Interest income                           37,459         3,010        42,010         8,200

   Loss on sale of equipment                (90,809)     (201,962)     (274,825)     (201,962)
                                         ----------    ----------    ----------    ----------
     Total income                         1,352,122     1,356,271     2,651,911     2,870,192
                                         ----------    ----------    ----------    ----------

Expenses:

   Depreciation and amortization          1,086,792     1,009,874     2,231,849     1,973,311

   Interest expense                         113,169       132,584       223,194       275,252

   Interest expense - affiliate                  --            41            --            41

   Equipment management fees
     - affiliate                             59,042        56,450       121,495       111,842

   Operating expenses - affiliate            31,397        51,131        48,290        82,059
                                         ----------    ----------    ----------    ----------
     Total expenses                       1,290,400     1,250,080     2,624,828     2,442,505
                                         ----------    ----------    ----------    ----------

Net income                               $   61,722    $  106,191    $   27,083    $  427,687
                                         ==========    ==========    ==========    ==========

Net income
  per Beneficiary Interest               $     0.08    $     0.14    $     0.04    $     0.58
                                         ==========    ==========    ==========    ==========
Cash distributions declared
  per Beneficiary Interest               $     0.32    $     0.63    $     0.63    $     1.26
                                         ==========    ==========    ==========    ==========




                            The accompanying notes are an integral part
                                  of these financial statements.

                             AFG Investment Trust B

                            STATEMENT OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995

                                  (Unaudited)

                                              1996          1995
                                          ------------  ------------
Cash flows from (used in) operating
  activities:
Net income                                $    27,083   $   427,687

Adjustments to reconcile net income to
  net cash from operating activities:
     Depreciation and amortization          2,231,849      1,973,31
     Loss on sale of equipment                274,825       201,962

Changes in assets and liabilities
  Decrease (increase) in:
     rents receivable                          81,710       164,617
     accounts receivable - affiliate         (112,210)       18,438
  Increase (decrease) in:
     accrued interest                          (9,541)      (18,301)
     accrued liabilities                       (7,500)         (500)
     accrued liabilities - affiliate           10,513       (78,335)
     deferred rental income                   126,428         8,538
                                          -----------   -----------
       Net cash from operating
         activities                         2,623,157     2,697,417
                                          -----------   -----------

Cash flows from (used in) investing
  activities:
   Purchase of equipment                   (1,441,796)   (4,157,325)
   Proceeds from equipment sales            1,776,161     3,579,751
                                          -----------   -----------

     Net cash from (used in)
         investing activities                 334,365      (577,574)
                                          -----------   -----------

Cash flows from (used in) financing
  activities:
   Proceeds from notes payable                997,888       636,535
   Proceeds from notes payable -
     affiliate                                     --         6,895
   Principal payments - notes payable      (1,808,366)   (2,267,161)
   Principal payments - notes payable -
     affiliate                                     --        (6,895)
   Distributions paid                        (461,996)     (923,992)
                                          -----------   -----------
     Net cash used in financing
         activities                        (1,272,474)   (2,554,618)
                                          -----------   -----------
Net increase (decrease) in cash and
  cash equivalents                          1,685,048      (434,775)

Cash and cash equivalents at beginning
  of period                                   337,293       441,329
                                           ----------   -----------
Cash and cash equivalents at end of
  period                                  $ 2,022,341   $     6,554
                                          ===========   ===========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for
     interest                             $   232,735   $   293,594
                                          ===========   ===========

Supplemental schedule of non-cash investing and financing activities:
   During 1995, the Trust sold equipment to a lessee which assumed related debt and interest of $269,023 and $1,734, respectively.

                The accompanying notes are an integral part
                     of these financial statements.

                             AFG Investment Trust B

                       Notes to the Financial Statements
                                 June 30, 1996

                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and results of operations for the three and six month periods ended June 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
- -------------

  At June 30, 1996, the Trust had $2,005,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
- ----------------------------

  Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $10,088,391 are due as follows:

  For the year ending June 30,     1997  $ 5,340,221
                                   1998    3,354,854
                                   1999      687,956
                                   2000      268,596
                                   2001      201,155
                             Thereafter      235,609
                                         -----------

                                  Total  $10,088,391
                                         ===========


  During March 1996, the Trust acquired an 8.86% proportionate ownership interest in an MD-87 jet aircraft leased by Reno Air, Inc. (the "Reno Aircraft")
- - See Note 4 herein. The Trust will receive approximately $157,000 of rental revenue in each of the years in the period ending June 30, 2002 and $79,000 in the year ending June 30, 2003, pursuant to the Reno Aircraft lease agreement. Rents from the Reno Aircraft, as provided for in the lease agreement, are adjusted monthly for changes of the London Inter-Bank Offered Rate ("LIBOR"). Future rents from the Reno Aircraft, included above, reflect the most recent LIBOR effected rental payment.

                             AFG Investment Trust B
                       Notes to the Financial Statements

                                  (Continued)

NOTE 4 - EQUIPMENT
- ------------------

  The following is a summary of equipment owned by the Trust at June 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                            Lease Term               Equipment
Equipment Type                               (Months)                 at Cost
- --------------------                        -----------             ------------

Aircraft                                        60-81              $  8,018,105
Computers and peripherals                       12-62                 5,379,473
Materials handling                               4-60                 4,764,326
Communications                                  12-60                 3,039,531
General plant and warehouse                        60                 1,576,077
Construction and mining                         36-60                 1,200,577
Retail store fixtures                              36                 1,145,861
Tractors and heavy duty trucks                  48-78                   605,644
Manufacturing                                      60                   449,902
Furniture and fixtures                             60                   284,019
Trailers/intermodal containers                  36-60                   128,443
Photocopying                                    36-60                    76,864
                                                                   ------------

                                 Total equipment cost                26,668,822

                             Accumulated depreciation               (11,110,020)
                                                                   ------------

           Equipment, net of accumulated depreciation              $ 15,558,802
                                                                   ============

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

  At June 30, 1996, the Trust's equipment portfolio included equipment having a proportionate original cost of $11,023,146, representing approximately 41% of total equipment cost.

  At June 30, 1996, the cost and net book value of equipment held for sale or re-lease was approximately $382,000 and $144,000, respectively. The Managing General Partner is actively seeking the sale or re-lease of all equipment not on lease.


NOTE 5 - RELATED PARTY TRANSACTIONS
- -----------------------------------

  All operating expenses incurred by the Trust are paid by AFG on behalf of the Trust and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 1996 and 1995, which were paid or accrued by the Trust to AFG or its Affiliates, are as follows:

               AFG Investment Trust B
          Notes to the Financial Statements

                    (Continued)

                                          1996      1995
                                        --------  --------

Equipment acquisition fees              $ 52,786  $103,370
Interest on note payable - affiliate          --        41
Equipment management fees                121,495   111,842
Administrative charges                    10,500    10,500
Reimbursable operating expenses
 due to third parties                     37,790    71,559
                                        --------  --------

         Total                          $222,571  $297,312
                                        ========  ========

  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 1996, the Trust was owed $217,704 by AFG for such funds and the interest thereon. These funds were remitted to the Trust in July 1996.


NOTE 6 - NOTES PAYABLE
- ----------------------

  Notes payable at June 30, 1996 consisted of installment notes of $6,286,635 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.7% and 7.7%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.5% at June 30, 1996). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation at the expiration of the primary lease term related to the Reno Aircraft. The carrying amount of notes payable approximates fair value at June 30, 1996.


  The annual maturities of the notes payable are as follows:

  For the year ending June 30,  1997   $3,331,361
                                1998    1,828,693
                                1999      381,101
                                2000      106,400
                                2001      116,278
                          Thereafter      522,802
                                      -----------

                               Total   $6,286,635
                                      ===========


                             AFG Investment Trust B

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
- --------------------------------------------------------------------------------
of Operations.
- --------------

Three and six months ended June 30, 1996 compared to the three and six months
- -----------------------------------------------------------------------------
ended June 30, 1995:
- --------------------

Overview
- --------

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


Results of Operations
- ---------------------

  For the three and six months ended June 30, 1996, the Trust recognized lease revenue $1,405,472 and $2,884,726, respectively, compared to $1,555,223 and $3,063,954 for the same periods in 1995. The decrease in lease revenue from 1995 to 1996 is due primarily to the Trust's sale of its interest in the United Aircraft in February 1996, as discussed below. In the near-term, lease revenue is expected to increase, due to reinvestment of the proceeds from the sale of the United Aircraft in other equipment. Over time, the level of lease revenue will decline due to the expiration of the Trust's primary lease term agreements. The Trust also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

  On February 5, 1996, the Trust concluded the sale of its interest in a Boeing 747-SP to the lessee, United Air Lines, Inc., as reported in Note 3 to the Trust's 1995 Annual Report. The Trust recognized a net loss of $560,982 in connection with this transaction, of which $384,782 was recognized as Write-Down of Equipment in 1995. The remainder of $176,200 was recognized as a loss on sale of equipment on the accompanying financial statements for the six months ended June 30, 1996. In addition to lease rents, the Trust received net sale proceeds of $1,684,292 from United for the aircraft. The Trust plans to reinvest substantially all of such proceeds in other equipment in 1996, a portion of which was completed in March 1996 through the acquisition of an 8.86% ownership interest in the Reno Aircraft at an aggregate cost of $1,239,741. To acquire the interest in the Reno Aircraft, the Trust obtained long-term financing of $997,888 from a third-party lender and utilized cash proceeds of $241,853 from the sale of the United Aircraft. During the three and six months ended June 30, 1996, the Trust sold other equipment having a net book value of

                             AFG Investment Trust B

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

$172,457 and $190,494, respectively, to existing lessees and third parties. These sales resulted in net losses, for financial statement purposes, of $90,809 and $98,625, respectively.

  During the three and six months ended June 30, 1995, the Trust sold equipment having a net book value of $4,052,470 to an existing lessee and a third party. These sales resulted in a net loss, for financial statement purposes, of $201,962. The equipment sales included the Trust's interest in a vessel with an original cost and net book value of $5,406,468 and $4,023,021, respectively, which the Trust sold to an existing lessee in June 1995. In connection with this sale, the Trust realized sale proceeds of $3,567,942 and the purchaser assumed related debt and interest of $269,023 and $1,734, respectively, which resulted in a net loss, for financial statement purposes, of $184,322. This equipment was sold prior to the expiration of the related lease term. The sale proceeds were fully reinvested in other equipment as of June 30, 1995.

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

  Depreciation and amortization expense for the three and six months ended June 30, 1996 was $1,086,792 and $2,231,849, respectively, compared to $1,009,874 and
$1,973,311 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. The increase in depreciation expense from 1995 to 1996 reflects the acquisition of equipment subsequent to June 30, 1995.

  Interest expense was $113,169 and $223,194 or 8.1% and 7.7% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to $132,625 and $275,293 or 8.5% and 9% of lease revenue for the same periods in 1995. Interest expense in the near-term is expected increase due to anticipated leveraging to be obtained to finance the acquisition of reinvestment equipment, discussed above. Thereafter, interest expense will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were approximately 4.2% of lease revenue for each of the three and six month periods ended June 30, 1996, compared to 3.6% and 3.7% of lease revenue for each of the same periods in 1995.

                             AFG Investment Trust B

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses represented 2.2% and 1.7% of lease revenue for the three and six months ended June 30, 1996, respectively, compared to 3.3% and 2.7% of lease revenue for each of the same periods in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
- ------------------------------------------------------------

  The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,623,157 and $2,697,417 for the six months ended June 30, 1996 and 1995, respectively. In the near-term, net cash inflows generated from operating activities are expected to increase due to the receipt of additional lease revenue from reinvestment equipment purchased during the six months ended June 30, 1996 and additional reinvestment equipment to be purchased during the remainder of 1996. Subsequently, future renewal, re-lease and equipment sale activities will cause a gradual decline in the Trust's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

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

  Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six month periods ended June 30, 1996 and 1995, the Trust expended $1,441,796 and $4,157,325, respectively, to acquire equipment, including reinvestment equipment discussed above. During the six months ended June 30, 1996, the Trust realized net cash proceeds of $1,776,161 compared to $3,579,751 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Cash inflows of $997,888 and $636,535 in 1996 and 1995, respectively, resulted from leveraging a portion of the Trust's equipment portfolio with third-party lenders. AFG also provided interim financing of $6,895 during the six months ended June 30, 1995, until third-party financing was finalized. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted

                             AFG Investment Trust B

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near-term, the amount of cash used to repay debt obligations will increase due to leveraging obtained during the six months ended June 30, 1996 and leveraging expected to be obtained to finance the acquisition of additional reinvestment equipment. Subsequently, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Trust has a balloon payment obligation at the expiration of the primary lease term related to the Reno Aircraft.

  Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Trust declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $461,996. In accordance with the Amended and Restated Declaration of Trust, the Beneficiaries were allocated 90.75% of these distributions, or $419,261; the Special Beneficiary was allocated 8.25%, or $38,115; and the Managing Trustee was allocated 1%, or $4,620.

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



                             AFG Investment Trust B


                  By:    AFG ASIT Corporation, a Massachusetts
                         corporation and the Managing Trustee of
                         the Registrant.


                  By:    /s/ Michael J. Butterfield
                         ----------------------------------------------
                         Michael J. Butterfield
                         Treasurer of AFG ASIT Corporation
                         (Duly Authorized Officer and
                         Principal Accounting Officer)


                  Date:  August 14, 1996
                         ----------------------------------------------


                  By:    /s/ Gary M. Romano
                         ----------------------------------------------
                         Gary M. Romano
                         Clerk of AFG ASIT Corporation
                         (Duly Authorized Officer and
                         Principal Financial Officer)


                  Date:  August 14, 1996
                         ----------------------------------------------