Form 10-Q
period 1996-09-30
AFG INVESTMENT TRUST B
filed 1996-11-13
CIK 879495

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      September 30, 1996
                               ------------------------------------------------

                                       OR

[___] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from
                               _____________________to_____________________

                               _____________________


For Quarter Ended September 30, 1996                 Commission File No. 0-21390



                            AFG Investment Trust B
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                      04-3157230
----------------------------------------------------      -------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)

98 North Washington Street, Boston, MA                           02114
----------------------------------------------------      -------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code       (617) 854-5800
                                                   --------------------------

--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                               ----       ----

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
Yes     No
----   ----

                             AFG Investment Trust B

                                   FORM 10-Q

                                     INDEX



                                                                      Page
                                                                      ----

PART I.  FINANCIAL INFORMATION:

   Item 1.  Financial Statements

     Statement of Financial Position
       at September 30, 1996 and December 31, 1995                         3

     Statement of Operations
       for the three and nine months ended September 30, 1996 and 1995     4

     Statement of Cash Flows
       for the nine months ended September 30, 1996 and 1995               5

     Notes to the Financial Statements                                   6-9


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        10-13


PART II.  OTHER INFORMATION:

   Items 1 - 6                                                            14



                             AFG Investment Trust B

                        STATEMENT OF FINANCIAL POSITION
                    September 30, 1996 and December 31, 1995

                                  (Unaudited)



                                          September 30,   December 31,
                                               1996           1995
                                          --------------  -------------
ASSETS
------
Cash and cash equivalents                   $ 2,496,927    $   337,293

Rents receivable                                384,339        729,555

Accounts receivable - affiliate                 197,554        105,494

Equipment at cost, net of accumulated
 depreciation of $11,826,952 and
 $9,940,387 at September 30, 1996
 and December 31, 1995, respectively         14,429,965     18,399,341

Organization costs, net of accumulated
 amortization of $4,083 and $3,333 at
 September 30, 1996 and December 31,
 1995, respectively                                 917          1,667
                                            -----------    -----------

       Total assets                         $17,509,702    $19,573,350
                                            ===========    ===========

LIABILITIES AND PARTICIPANTS' CAPITAL
----------------------------------------

Notes payable                               $ 5,291,093    $ 7,097,113
Accrued interest                                 51,717        124,186
Accrued liabilities                              18,750         20,000
Accrued liabilities - affiliate                  22,580             --
Deferred rental income                          151,261         20,802
Cash distributions payable to                   200,199        153,998
 participants                               -----------    -----------
        Total liabilities                     5,735,600      7,416,099
                                            -----------    -----------
Participants' capital (deficit):
   Managing Trustee                             (31,897)       (28,065)
   Special Beneficiary                         (270,392)      (238,783)
   Beneficiary Interests (665,494
    Interests; initial purchase
    price of $25 each)                       12,076,391     12,424,099
                                            -----------    -----------

       Total participants' capital           11,774,102     12,157,251
                                            -----------    -----------
       Total liabilities and
       participants' capital
                                            $17,509,702    $19,573,350
                                            ===========    ===========



                  The accompanying notes are an integral part
                        of these financial statements.

                             AFG Investment Trust B

                            STATEMENT OF OPERATIONS
        for the three and nine months ended September 30, 1996 and 1995

                                  (Unaudited)



                                                   Three Months                 Nine Months
                                                Ended September 30,         Ended September 30,
                                               1996          1995          1996          1995
                                          -------------  ------------  ------------  ------------
Income:
        Lease revenue                      $1,549,287    $1,534,181    $4,434,013    $4,598,135
        Interest income                        29,423        17,190        71,433        25,390
        Loss on sale of equipment              (1,063)       (3,167)     (275,888)     (205,129)
                                           ----------    ----------    ----------    ----------
          Total income                      1,577,647     1,548,204     4,229,558     4,418,396
                                           ----------    ----------    ----------    ----------

Expenses:
        Depreciation and amortization       1,058,070     1,088,360     3,289,919     3,061,671
        Write-down of equipment                    --       384,782            --       384,782
        Interest expense                       86,503       135,425       309,697       410,677
        Interest expense - affiliate               --            --            --            41
        Equipment management fees
          - affiliate                          66,192        65,320       187,687       177,162
        Operating expenses - affiliate         37,921        14,942        86,211        97,001
                                           ----------    ----------    ----------    ----------
          Total expenses                    1,248,686     1,688,829     3,873,514     4,131,334
                                           ----------    ----------    ----------    ----------

Net income (loss)                          $  328,961    $ (140,625)   $  356,044    $  287,062
                                           ==========    ==========    ==========    ==========

Net income (loss)
        per Beneficiary Interest           $     0.45    $    (0.19)   $     0.49    $     0.39
                                           ==========    ==========    ==========     =========

Cash distributions declared
        per Beneficiary Interest           $     0.38    $     0.53    $     1.01    $     1.79
                                           ==========    ==========    ==========    ==========


                  The accompanying notes are an integral part
                        of these financial statements.

                             AFG Investment Trust B

                            STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995

                                  (Unaudited)

                                              1996          1995
                                          ------------  ------------
Cash flows from (used in) operating
 activities:
Net income                                 $  356,044   $   287,062

Adjustments to reconcile net income to
 net cash from operating activities:
       Depreciation and amortization        3,289,919     3,061,671
       Loss on sale of equipment              275,888       205,129
       Write-down of equipment                     --       384,782

Changes in assets and liabilities
   Decrease (increase) in:
       rents receivable                       345,216      (119,055)
       accounts receivable - affiliate        (92,060)     (154,158)
   Increase (decrease) in:
       accrued interest                       (72,469)       42,025
       accrued liabilities                     (1,250)       (1,750)
       accrued liabilities - affiliate         22,580       (60,413)
       deferred rental income                 130,459         9,426
                                          -----------   -----------
          Net cash from operating           4,254,327     3,654,719
           activities                     -----------   -----------

Cash flows from (used in) investing
 activities:
   Purchase of equipment                   (1,441,796)   (4,498,137)
   Proceeds from equipment sales            1,846,115     3,584,259
                                          -----------   -----------

          Net cash from (used in)
           investing activities               404,319      (913,878)
                                          -----------   -----------
Cash flows from (used in) financing
 activities:
   Proceeds from notes payable                997,888     2,296,728
   Proceeds from notes payable -
    affiliate                                      --         9,080
   Principal payments - notes payable      (2,803,908)   (2,853,215)
   Principal payments - notes payable -
    affiliate                                      --        (2,905)
   Distributions paid                        (692,992)   (1,387,198)
                                          -----------   -----------
          Net cash used in financing
           activities                      (2,499,012)   (1,937,510)
                                          -----------   -----------
Net increase in cash and cash
 equivalents                                2,159,634       803,331

Cash and cash equivalents at beginning
 of period                                    337,293       441,329
                                          -----------   -----------
Cash and cash equivalents at end of
 period                                   $ 2,496,927   $ 1,244,660
                                          ===========   ===========
Supplemental disclosure of cash flow
 information:
Cash paid during the period for
  interest                                $   382,166   $   368,693
                                          ===========   ===========

Supplemental schedule of non-cash investing and financing activities:
  During 1995, the Trust sold equipment to a lessee which assumed related debt and interest of $269,023 and $1,734, respectively.


                  The accompanying notes are an integral part
                        of these financial statements.

                             AFG Investment Trust B

                       Notes to the Financial Statements
                               September 30, 1996

                                  (Unaudited)



NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

  In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and results of operations for the three and nine month periods ended September 30, 1996 and 1995 have been made and are reflected.


NOTE 2 - CASH
-------------

  At September 30, 1996, the Trust had $2,394,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.


NOTE 3 - REVENUE RECOGNITION
----------------------------

  Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $8,954,441 are due as follows:

    For the year ending September 30, 1997  $5,199,694
                                      1998   2,645,938
                                      1999     477,378
                                      2000     255,987
                                      2001     179,109
                                Thereafter     196,335
                                            ----------

                                     Total  $8,954,441
                                            ==========

  During March 1996, the Trust acquired an 8.86% proportionate ownership interest in an MD-87 jet aircraft leased by Reno Air, Inc. (the "Reno Aircraft")
- See Note 4 herein. The Trust will receive approximately $157,000 of rental revenue in each of the years in the period ending September 30, 2002 and $39,000 in the year ending September 30, 2003, pursuant to the Reno Aircraft lease agreement. Rents from the Reno Aircraft, as provided for in the lease agreement, are adjusted monthly for changes of the London Inter-Bank Offered Rate ("LIBOR"). Future rents from the Reno Aircraft, included above, reflect the most recent LIBOR effected rental payment.

                             AFG Investment Trust B

                       Notes to the Financial Statements

                                  (Continued)


NOTE 4 - EQUIPMENT
------------------

  The following is a summary of equipment owned by the Trust at September 30, 1996. In the opinion of American Finance Group ("AFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                  Lease Term            Equipment
Equipment Type                                     (Months)             at Cost
--------------                                    ----------            --------

Aircraft                                            60-81             $  8,018,105
Computers and peripherals                           12-62                4,982,599
Materials handling                                   4-60                4,764,326
Communications                                      12-60                3,039,531
General plant and warehouse                            60                1,576,077
Construction and mining                             36-60                1,200,577
Retail store fixtures                                  36                1,145,861
Tractors and heavy duty trucks                      48-78                  605,644
Manufacturing                                          60                  449,902
Furniture and fixtures                                 60                  284,019
Trailers/intermodal containers                      36-60                  128,443
Photocopying                                        36-60                   61,833
                                                                      ------------

                                     Total equipment cost               26,256,917

                                 Accumulated depreciation              (11,826,952)
                                                                       ------------

               Equipment, net of accumulated depreciation             $ 14,429,965
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

  At September 30, 1996, the Trust's equipment portfolio included equipment having a proportionate original cost of $11,023,146, representing approximately 42% of total equipment cost.

  At September 30, 1996, the cost and net book value of equipment held for sale or re-lease was approximately $787,000 and $153,000, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease.

                             AFG Investment Trust B

                       Notes to the Financial Statements

                                  (Continued)


NOTE 5 - RELATED PARTY TRANSACTIONS
-----------------------------------

  All operating expenses incurred by the Trust are paid by AFG on behalf of the Trust and AFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 1996 and 1995, which were paid or accrued by the Trust to AFG or its Affiliates, are as follows:

                                            1996      1995
                                          --------  --------

  Equipment acquisition fees              $ 52,786  $104,322
  Interest on note payable - affiliate          --        41
  Equipment management fees                187,687   177,162
  Administrative charges                    15,750    15,750
  Reimbursable operating expenses
     due to third parties                   70,461    81,251
                                          --------  --------

                       Total              $326,684  $378,526
                                          ========  ========

  All rents and proceeds from the sale of equipment are paid directly to either AFG or to a lender. AFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 1996, the Trust was owed $197,554 by AFG for such funds and the interest thereon. These funds were remitted to the Trust in October 1996.


NOTE 6 - NOTES PAYABLE
----------------------

  Notes payable at September 30, 1996 consisted of installment notes of $5,291,093 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.7% and 7.7%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.4% at September 30, 1996). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation at the expiration of the primary lease term related to the Reno Aircraft. The carrying amount of notes payable approximates fair value at September 30, 1996.

  The annual maturities of the notes payable are as follows:

    For the year ending September 30, 1997  $2,777,087
                                      1998   1,575,655
                                      1999     244,762
                                      2000     111,206
                                      2001     121.530
                                Thereafter     460,853
                                            ----------

                                     Total  $5,291,093
                                            ==========


                             AFG Investment Trust B

                       Notes to the Financial Statements

                                  (Continued)


NOTE 7 - SUBSEQUENT EVENT
-------------------------

  On October 26, 1996, the Managing Trustee, on behalf of the Trust, filed a Solicitation Statement with the Securities and Exchange Commission which was subsequently sent to the Beneficiaries pursuant to Regulation 14A of Section 14 of the Securities Exchange Act. The Solicitation Statement seeks to solicit the consent of the Beneficiaries to a proposed amendment ("the Amendment") to the Amended and Restated Declaration of Trust (the "Trust Agreement").

  The Amendment would (i) amend the provisions of the Trust Agreement governing the redemption of Interests to permit the Trust to offer to redeem outstanding interests at such times, in such amounts, in such manner and at such prices as the Managing Trustee may determine from time to time, in accordance with applicable law; and (ii) add a provision to the Trust Agreement that would permit the Trust to issue, at the discretion of the Managing Trustee and without further consent or approval of the Beneficiaries, an additional class of security with such designations, preferences and relative, participating, optional or other special rights, powers and duties as the Managing Trustee may fix. Such a security, if it were to be offered and sold, would provide the Trust with the funds to a) implement more expansive Interest redemption opportunities for Beneficiaries without using Trust funds which may otherwise be available for current cash distributions; and b) make a special one-time distribution to the Beneficiaries.

  Pursuant to the Trust Agreement, the adoption of the Amendment requires the consent of the Beneficiaries holding more than fifty percent in the aggregate of the Interests held by all Beneficiaries. To be valid, consent forms must be received by the Managing Trustee by December 6, 1996 (subject to extension at the discretion of the Managing Trustee). The outcome of this solicitation can not be determined at this time.

                             AFG Investment Trust B

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION




Item 2.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

Three and nine months ended September 30, 1996 compared to the three and nine
-----------------------------------------------------------------------------
months ended September 30, 1995:
-------------------------------


Overview
--------

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


Results of Operations
---------------------

  For the three and nine months ended September 30, 1996, the Trust recognized lease revenue of $1,549,287 and $4,434,013, respectively, compared to $1,534,181 and $4,598,135 for the same periods in 1995. The overall decrease in lease revenue from 1995 to 1996 is due primarily to the Trust's sale of its interest in the United Aircraft in February 1996, as discussed below. The increase in revenue for the three months ended September 30, 1996 compared to the same period in 1995 reflects the recognition of revenue for the full nine months in 1996 related to reinvestment equipment purchased during 1995. In the near-term, lease revenue is expected to increase, due to reinvestment of the proceeds from the sale of the United Aircraft in other equipment. Over time, the level of lease revenue will decline due to the expiration of the Trust's primary lease term agreements. The Trust also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

  On February 5, 1996, the Trust concluded the sale of its interest in a Boeing 747-SP to the lessee, United Air Lines, Inc., as reported in Note 3 to the Trust's 1995 Annual Report. The Trust recognized a net loss of $560,982 in connection with this transaction, of which $384,782 was recognized as Write-Down of Equipment in 1995. The remainder of $176,200 was recognized as a loss on sale of equipment on the accompanying financial statements for the nine months ended September 30, 1996. In addition to lease rents, the Trust received net sale proceeds of $1,684,292 from United for the aircraft. The Trust plans to reinvest all of such proceeds in other equipment in

                             AFG Investment Trust B

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION

1996, a portion of which was completed in March 1996 through the acquisition of an 8.86% ownership interest in the Reno Aircraft at an aggregate cost of $1,239,741. To acquire the interest in the Reno Aircraft, the Trust obtained long-term financing of $997,888 from a third-party lender and utilized cash proceeds of $241,853 from the sale of the United Aircraft. During the three and nine months ended September 30, 1996, the Trust sold other equipment having a net book value of $71,017 and $261,511, respectively, to existing lessees and third parties. These sales resulted in net losses, for financial statement purposes, of $1,063 and $99,688, respectively.

  During the three and nine months ended September 30, 1995, the Trust sold equipment having a net book value of $7,675 and $4,060,145, respectively, to existing lessees and third parties. These sales resulted in net losses, for financial statement purposes, of $3,167 and $205,129, respectively. The equipment sales during the nine months ended September 30, 1995 included the Trust's interest in a vessel with an original cost and net book value of $5,406,468 and $4,023,021, respectively, which the Trust sold to an existing lessee in June 1995. In connection with this sale, the Trust realized sale proceeds of $3,567,942 and the purchaser assumed related debt and interest of $269,023 and $1,734, respectively, which resulted in a net loss, for financial statement purposes, of $184,322. This equipment was sold prior to the expiration of the related lease term. The sale proceeds were fully reinvested in other equipment during 1995.

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

  Depreciation and amortization expense for the three and nine months ended September 30, 1996 was $1,058,070 and $3,289,919, respectively, compared to $1,088,360 and $3,061,671 for the same periods in 1995. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life. The overall increase in depreciation expense from 1995 to 1996 reflects the acquisition of equipment subsequent to September 30, 1995.

  Interest expense was $86,503 and $309,697 or 5.6% and 7% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to $135,425 and $410,718 or 8.8% and 8.9% of lease revenue for the same periods in 1995. Interest expense in the near-term is expected to increase due to

                             AFG Investment Trust B

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


leveraging to be obtained to finance the acquisition of reinvestment equipment, discussed above. Thereafter, interest expense will decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

  Management fees were approximately 4.3% and 4.2% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to 4.3% and 3.9% of lease revenue for the same periods in 1995. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

  Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses represented 2.4% and 1.9% of lease revenue for the three and nine months ended September 30, 1996, respectively, compared to 1% and 2.1% of lease revenue for the same periods in 1995. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows
------------------------------------------------------------

  The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $4,254,327 and $3,654,719 for the nine months ended September 30, 1996 and 1995, respectively. In the near-term, net cash inflows generated from operating activities are expected to increase due to the receipt of additional lease revenue from reinvestment equipment purchased during the nine months ended September 30, 1996 and additional reinvestment equipment to be purchased during the remainder of 1996. Subsequently, future renewal, re-lease and equipment sale activities will cause a gradual decline in the Trust's lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

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

  Cash expended for equipment acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine month periods ended September 30, 1996 and 1995, the Trust expended $1,441,796 and $4,498,137, respectively, to acquire equipment, including reinvestment equipment discussed above. During the nine months ended September 30, 1996, the Trust realized net cash proceeds of $1,846,115 compared to $3,584,259 for the same period in 1995. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced

                             AFG Investment Trust B

                                   FORM 10-Q

                         PART I.  FINANCIAL INFORMATION


by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

  The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Cash inflows of $997,888 and $2,296,728 in 1996 and 1995, respectively, resulted from leveraging a portion of the Trust's equipment portfolio with third-party lenders. AFG also provided interim financing of $9,080 during the nine months ended September 30, 1995, until third-party financing was finalized. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In the near-term, the amount of cash used to repay debt obligations will increase due to leveraging obtained during the nine months ended September 30, 1996 and leveraging expected to be obtained to finance the acquisition of additional reinvestment equipment. Subsequently, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Trust has a balloon payment obligation at the expiration of the primary lease term related to the Reno Aircraft.

  Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1996, the Trust declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $739,193. In accordance with the Amended and Restated Declaration of Trust, the Beneficiaries were allocated 90.75% of these distributions, or $670,818; the Special Beneficiary was allocated 8.25%, or $60,983; and the Managing Trustee was allocated 1%, or $7,392.

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



                             AFG Investment Trust B


                  By:  AFG ASIT Corporation, a Massachusetts
                       corporation and the Managing Trustee of
                       the Registrant.


                  By:  /s/ Michael J. Butterfield
                       ----------------------------------
                       Michael J. Butterfield
                       Treasurer of AFG ASIT Corporation
                       (Duly Authorized Officer and
                       Principal Accounting Officer)


                 Date: November 12, 1996
                       ---------------------------------


                  By:  /s/ Gary M. Romano
                       ----------------------------------
                       Gary M. Romano
                       Clerk of AFG ASIT Corporation
                       (Duly Authorized Officer and
                       Principal Financial Officer)


                 Date: November 12, 1996
                       -----------------------------------