Form 10-K
period 1996-12-31
AFG INVESTMENT TRUST B
filed 1997-03-28
CIK 879495

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended      December 31, 1996
                          -----------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


For the transition period from --------------------- to -----------------------


Commission file number      0-21390
                       --------------------------------------------------------

                            AFG Investment Trust B
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)



   Delaware                                04-3157230
---------------------------------------    ------------------------------------
 State or other jurisdiction of             (IRS Employer
 incorporation or organization)             Identification No.)


  98 N. Washington St., Fifth Floor,
  Boston, MA                                      02114
----------------------------------------   ------------------------------------
 (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code      (617)854-5800
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act    NONE
                                                          ---------------------


      Title of each class             Name of each exchange on which registered
-----------------------------------   -----------------------------------------
-----------------------------------   -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                   665,494 Trust Beneficiary Interests
-------------------------------------------------------------------------------
                               (Title of class)

-------------------------------------------------------------------------------
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  XX     No
                                                  ------     ------

     State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                       DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1996 (Part I and II)

                             AFG Investment Trust B

                                   FORM 10-K

                                TABLE OF CONTENTS

                                                                           PAGE

                                     PART I

Item 1.            Business                                                   3

Item 2.            Properties                                                 5

Item 3.            Legal Proceedings                                          5

Item 4.            Submission of Matters to a Vote of Security Holders        5

                                     PART II

Item 5.            Market for the Trust's Securities and Related Security
                   Holder Matters                                             6

Item 6.            Selected Financial Data                                    7

Item 7.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        7

Item 8.            Financial Statements and Supplementary Data                7

Item 9.            Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                        7


                                     PART III

Item 10.           Directors and Executive Officers of the Trust              8

Item 11.           Executive Compensation                                    10

Item 12.           Security Ownership of Certain Beneficial Owners
                   and Management                                            10

Item 13.           Certain Relationships and Related Transactions            11


                                     PART IV

Item 14.           Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K                                13-15

                                     PART I

Item 1. Business.

    (a) General Development of Business

    AFG Investment Trust B, (the "Trust") was organized as a Delaware business trust in accordance with the Delaware Business Trust Act on May 28, 1992 for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. Participants' capital initially consisted of contributions of $1,000 from the Managing Trustee, AFG ASIT Corporation, $1,000 from the Special Beneficiary, Equis Financial Group Limited Partnership (formerly American Finance Group), a Massachusetts limited partnership, ("EFG" or the "Advisor") and $100 from the Initial Beneficiary, AFG Assignor Corporation, a wholly-owned affiliate of EFG. The Trust issued 665,494 Beneficiary Interests to 803 investors on September 8, 1992. The Trust has one Managing Trustee, AFG ASIT Corporation, a Massachusetts corporation and affiliate of EFG, and one Special Beneficiary, EFG. The Managing Trustee and the Special Beneficiary are not required to make any other capital contributions except as may be required under the Amended and Restated Declaration of Trust (the "Trust Agreement").

    (b) Financial Information About Industry Segments

    The Trust is engaged in only one industry segment: the business of acquiring capital equipment and leasing the equipment to creditworthy lessees on a full-payout or operating lease basis. Full-payout leases are those in which aggregate noncancellable rents equal or exceed the Purchase Price of the leased equipment. Operating leases are those in which the aggregate noncancellable rental payments are less than the Purchase Price of the leased equipment. Industry segment data is not applicable.

    (c) Narrative Description of Business

    The Trust was organized to acquire a diversified portfolio of capital equipment subject to various full-payout and operating leases and to lease the equipment to third parties as income-producing investments. More specifically, the Trust's primary investment objectives are to acquire and lease equipment which will:

    1.  Generate monthly cash distributions;

    2.  Preserve and protect Trust capital; and

    3.  Maximize residual value for ultimate sale.

     The Trust has the additional objective of providing certain federal income tax benefits.

    The Closing Date of the offering of Beneficiary Interests was September 8, 1992. Significant operations commenced coincident with the Trust's initial purchase of equipment and associated lease commitments on September 8, 1992. The acquisition of the equipment and its associated leases is described in detail in Note 3 to the financial statements included in Item 14, herein. The Trust is expected to terminate by December 31 of the eleventh year following its Closing Date, or December 31, 2003.

    The Trust has no employees; however, it entered into an Advisory Agreement with EFG. EFG's role, among other things, is to (i) evaluate, select, negotiate, and consummate the acquisition of equipment, (ii) manage the leasing, re-leasing, financing, and refinancing of equipment, and (iii) arrange the resale of equipment. The Advisor is compensated for such services as described in the Trust Agreement, Item 13 herein, and in Note 4 to the financial statements, included in Item 14, herein.

    The Trust's investment in equipment is, and will continue to be, subject to various risks, including physical deterioration, technological obsolescence and defaults by lessees. A principal business risk of owning and leasing equipment is the possibility that aggregate lease revenues and equipment sale proceeds will be insufficient to provide an acceptable rate of return on invested capital after payment of all debt service costs and operating expenses. Consequently, the success of the Trust is largely dependent upon the ability of the Managing Trustee and its Affiliates to forecast technological advances, the ability of the lessees to fulfill their lease obligations and the quality and marketability of the equipment at the time of sale.

    In addition, the leasing industry is very competitive. Although substantially all funds available for acquisitions have been invested in equipment, subject to noncancellable lease agreements, the Trust will encounter considerable competition when equipment is re-leased or sold at the expiration of primary lease terms. The Trust will compete with lease programs offered directly by manufacturers and other equipment leasing companies, including business trusts and limited partnerships organized and managed similarly to the Trust and including other EFG-sponsored partnerships and trusts, which may seek to re-lease or sell equipment within their own portfolios to the same customers as the Trust. Many competitors have greater financial resources and more experience than the Trust, the Managing Trustee and the Advisor.

    The Trust Agreement provided for the reinvestment of Cash From Sales or Refinancings in additional equipment until September 1996, a period of four years following Closing. Upon the expiration of each primary lease term, the Managing Trustee will determine whether to sell or re-lease the Trust's equipment, depending on the economic advantages of each alternative. Over time, the Trust will begin to liquidate its portfolio of equipment.

    Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1996, 1995 and 1994 is incorporated herein by reference to Note 2 to the financial statements in the 1996 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

    Default by a lessee under a lease agreement may cause equipment to be returned to the Trust at a time when the Managing Trustee or the Advisor is unable to arrange the sale or re-lease of such equipment. This could result in the loss of a portion of potential lease revenues and weaken the Trust's ability to repay related indebtedness.

    EFG is a Massachusetts limited partnership formerly known as American Finance Group ("AFG"). AFG was established in 1988 as a Massachusetts general partnership and succeeded American Finance Group, Inc., a Massachusetts corporation organized in 1980. EFG and its subsidiaries (collectively, the "Company") are engaged in various aspects of the equipment leasing business, including EFG's role as Equipment Manager or Advisor to the Trust and several other Direct-Participation equipment leasing programs sponsored or co-sponsored by EFG (the "Other Investment Programs"). The Company arranges to broker or originate equipment leases, acts as remarketing agent and asset manager, and provides leasing support services, such as billing, collecting, and asset tracking.

    The general partner of EFG, with a 1% controlling interest, is Equis Corporation, a Massachusetts corporation owned and controlled entirely by Gary D. Engle, its President and Chief Executive Officer. Equis Corporation also owns a controlling 1% general partner interest in EFG's 99% limited partner, GDE Acquisition Limited Partnership ("GDE LP"). Equis Corporation and GDE LP were established in December 1994 by Mr. Engle for the sole purpose of acquiring the business of AFG.

    In January 1996, the Company sold certain assets of AFG relating primarily to the business of originating new leases, and the name "American Finance Group," and its acronym to a third party (the "Buyer"). AFG changed its name to Equis Financial Group Limited Partnership after the sale was concluded. Pursuant to terms of the sale agreements, EFG agreed not to compete with the Buyer's lease origination business for a period of five years; however, EFG is permitted to originate certain equipment leases, principally those involving non-investment grade lessees and ocean-going vessels, which are not in competition with the Buyer. In addition, the sale agreements specifically reserved to EFG the rights to continue using the name American Finance Group and its acronym in connection with the Trust and the Other Investment Programs and to continue managing all assets owned by the Trust and the Other Investment Programs, including the right to satisfy all required equipment acquisitions utilizing either brokers or the Buyer. Geoffrey A. MacDonald, Chairman of Equis Corporation and Gary D. Engle agreed not to compete with the sold business on terms and conditions similar to those for the Company.

    (d) Financial Information About Foreign and Domestic Operations and Export

    Not applicable.


Item 2. Properties.

    Incorporated herein by reference to Note 3 to the financial statements in the 1996 Annual Report.


Item 3. Legal Proceedings.

    Incorporated herein by reference to Note 7 to the financial statements in the 1996 Annual Report.


Item 4. Submission of Matters to a Vote of Security Holders.

    Incorporated herein by reference to Note 8 to the financial statements in the 1996 Annual Report.

PART II

Item 5. Market for the Trust's Securities and Related Security Holder Matters.

    (a) Market Information

    There is no public market for the resale of the Interests and it is not anticipated that a public market for resale of the Interests will develop.

    (b) Approximate Number of Security Holders

    At December 31, 1996, there were 784 Beneficiaries in the Trust.

    (c) Dividend History and Restrictions

    Pursuant to Article VIII of the Trust Agreement, the Trust's Distributable Cash From Operations and Distributable Cash From Sales or Refinancings (each as defined below) are determined and distributed to the Trust's Participants monthly. Each monthly distribution may vary in amount. Currently, there are no restrictions that materially limit the Trust's ability to distribute Distributable Cash From Operations and Distributable Cash From Sales or Refinancings or that the Trust believes are likely to materially limit the future distribution of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings. The Trust expects to continue to distribute Distributable Cash From Operations and Distributable Cash From Sales or Refinancings on a monthly basis.

    Distributions in 1996 and 1995 were as follows:

                                       Managing       Special
                           Total       Trustee       Beneficiary   Beneficiaries
                    --------------  --------------  -------------  -------------
Total 1996
distributions       $    1,039,491  $       10,395  $     85,758   $     943,338

Total 1995
distributions            1,462,987          14,630       120,696       1,327,661
                    --------------  --------------  -------------  -------------
                    $    2,502,478  $       25,025  $     206,454  $   2,270,999
                    --------------  --------------  -------------  -------------
                    --------------  --------------  -------------  -------------

    Distributions payable at December 31, 1996 and 1995 were $200,199 and $153,998, respectively.

    "Distributable Cash From Operations" means the net cash provided by the Trust's normal operations after general expenses and current liabilities of the Trust are paid, reduced by any reserves for working capital and contingent liabilities to be funded from such cash, to the extent deemed reasonable by the Managing Trustee, and increased by any portion of such reserves deemed by the Managing Trustee not to be required for Trust operations and reduced by all accrued and unpaid Equipment Management Fees and, after Payout, further reduced by all accrued and unpaid Subordinated Remarketing Fees. Distributable Cash From Operations does not include any Distributable Cash From Sales or Refinancings.

    "Distributable Cash From Sales or Refinancings" means Cash From Sales or Refinancings as reduced by (i)(a) amounts reinvested in additional equipment in accordance with Sections 4.2(b)(v) and 4.2(b)(vi) of the Trust Agreement, or (b) the proceeds from the sale of an interest in a joint venture which are reinvested in additional equipment, (ii) any accrued and unpaid Equipment Management Fee and Acquisition Fees and Acquisition Expenses paid with respect to additional equipment acquired through reinvestment of Cash From Sales or Refinancings in accordance with Section 4.2(b)(v) of the Trust Agreement and (iii) after Payout, any accrued and unpaid Subordinated Resale Fees.

    "Cash From Sales or Refinancings" means cash received by the Trust from sale or refinancing transactions, as reduced by (i)(a) all debts and liabilities of the Trust required to be paid as a result of sale or refinancing transactions, whether or not then due and payable (including any liabilities on an item of equipment sold which are not assumed by the buyer and any remarketing fees required to be paid to persons not affiliated with the Managing Trustee, but not including any Subordinated Resale Fees whether or not then due and payable) and (b) general expenses and current liabilities of the Trust and (c) any reserves for working capital and contingent liabilities funded from such cash to the extent deemed reasonable by the Managing Trustee and (ii) increased by any portion of such reserves deemed by the Managing Trustee not to be required for Trust operations. In the event the Trust accepts a note in connection with any sale or refinancing transaction, all payments subsequently received in cash by the Trust with respect to such note shall be included in Cash From Sales or Refinancings, regardless of the treatment of such payments by the Trust for tax or accounting purposes. If the Trust receives purchase money obligations in payment for equipment sold, which are secured by liens on such equipment, the amount of such obligations shall not be included in Cash From Sales or Refinancings until the obligations are fully satisfied.

    Each distribution of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings of the Trust shall be made 90.75% to the Beneficiaries, 8.25% to the Special Beneficiary and 1% to the Managing Trustee.

    "Payout" is defined as the first time when the aggregate amount of all distributions to the Beneficiaries of Distributable Cash From Operations and Distributable Cash From Sales or Refinancings equals the aggregate amount of the Beneficiaries' original capital contributions plus a cumulative annual distribution of 10% (compounded quarterly and calculated beginning with the last day of the month of the Trust's Closing Date) on their aggregate unreturned capital contributions. For purposes of this definition, capital contributions shall be deemed to have been returned only to the extent that distributions of cash to the Beneficiaries exceed the amount required to satisfy the cumulative annual distribution of 10% (compounded quarterly) on the Beneficiaries' aggregate unreturned capital contributions, such calculation to be based on the aggregate unreturned capital contributions outstanding on the first day of each month.

    Distributable Cash From Operations and Distributable Cash From Sales or Refinancings ("Distributions") must be distributed within 45 days after the completion of each calendar month. Each Distribution is described in a statement sent to the Beneficiaries.


Item 6. Selected Financial Data.

    Incorporated herein by reference to the section entitled "Selected Financial Data" in the 1996 Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1996 Annual Report.


Item 8. Financial Statements and Supplementary Data.

    Incorporated herein by reference to the financial statements and supplementary data included in the 1996 Annual Report.


Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.

    None.

PART III

Item 10. Directors and Executive Officers of the Trust.

    (a-b) Identification of Directors and Executive Officers

    The Trust has no Directors or Officers. As indicated in Item 1 of this report, AFG ASIT Corporation is the Managing Trustee of the Trust. Under the Trust Agreement, the Managing Trustee is solely responsible for the operation of the Trust's properties and the Beneficiaries have no right to participate in the control of such operations. The names, titles and ages of the Directors and Executive Officers of the Managing Trustee as of March 15, 1997 are as follows:


DIRECTORS AND EXECUTIVE OFFICERS
OF THE MANAGING TRUSTEE (See Item 13)

     Name                          Title                Age           Term
--------------------     ---------------------------    ---      ---------------
Geoffrey A. MacDonald    Chairman and a member                       Until a
                         of the Executive Committee                successor is
                         of EFG and President and a               duly elected
                         Director of the Managing                     and
                         Trustee                        48         qualified

Gary D. Engle            President and Chief Executive
                         Officer and member of the
                         Executive Committee of EFG
                         and a Director of the
                         Managing Trustee               48

Gary M. Romano           Executive Vice President and
                         Chief Operating Officer of
                         EFG and Clerk of the
                         Managing Trustee               37

Michael J. Butterfield   Vice President, Finance and
                         Treasurer of EFG and
                         Treasurer of the Managing
                         Trustee                        37

James A. Coyne           Senior Vice President of
                         EFG and Vice President of
                         the Managing Trustee           36

James F. Livesey         Vice President, Aircraft
                         and Vessels of EFG             47

Sandra L. Simonsen       Senior Vice President,
                         Information Systems of EFG     46

Gail D. Ofgant           Vice President, Lease
                         Operations of EFG              31


    (c) Identification of Certain Significant Persons

    None.

    (d) Family Relationship

    No family relationship exists among any of the foregoing Directors or Executive Officers.

    (e) Business Experience

    Mr. MacDonald, age 48, is a co-founder, Chairman and a member of the Executive Committee of EFG and President and a Director of the Managing Trustee. Mr. MacDonald was also a co-founder, Director and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is Vice President of American Finance Group Securities Corp. and a limited partner in Atlantic Acquisition Limited Partnership ("AALP"). Prior to co-founding EFG's predecessors, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds an M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

    Mr. Engle, age 48, is President and Chief Executive Officer and a member of the Executive Committee of EFG and President of AFG Realty Corporation. Mr. Engle is Vice President and a Director of certain of EFG's affiliates and a Director of the Managing Trustee. On December 16, 1994, Mr. Engle acquired control of the Managing Trustee, EFG and each of EFG's subsidiaries. Mr. Engle controls the general partner of AALP and is also a limited partner in AALP. From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has an M.B.A. from Harvard University and a B.S. degree from the University of Massachusetts (Amherst).

    Mr. Romano, age 37, is Executive Vice President and Chief Operating Officer of EFG and certain of its affiliates and Clerk of the Managing Trustee. Mr. Romano joined EFG in November 1989 and was appointed Executive Vice President and Chief Operating Officer in April 1996. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately-held real estate company which he joined in 1987. Mr. Romano held audit staff and manager positions at Ernst & Whinney (now Ernst & Young LLP) from 1982 to 1986. Mr. Romano is a C.P.A. and holds a B.S. degree from Boston College.

    Mr. Butterfield, age 37, joined EFG in June 1992 and was appointed Vice President, Finance and Treasurer of EFG and certain affiliates in April 1996, and is Treasurer of the Managing Trustee. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London (U.K.) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his C.P.A. requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

    Mr. Coyne, age 36, is Senior Vice President of EFG. Mr. Coyne joined EFG in 1989, remained until May 1993, and rejoined EFG in November 1994. From May 1993 through November 1994, he was with the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. From 1985 through 1989, Mr. Coyne was affiliated with a real estate investment company and an equipment leasing company. Prior to 1985 he was with the accounting firm of Ernst & Whinney (now Ernst & Young
LLP). He has a BS in Business Administration from John Carroll University, a Masters Degree in Accounting from Case Western Reserve University and is a Certified Public Accountant.

    Mr. Livesey, age 47, is Vice President, Aircraft and Vessels. Mr. Livesey joined EFG in October, 1989, and was promoted to Vice President in January 1992. Prior to joining EFG, Mr. Livesey held sales and marketing positions with two privately-held leasing firms. Mr. Livesey holds an M.B.A. from Boston College and B.A. degree from Stonehill College.

    Ms. Simonsen, age 46, joined EFG in February 1990. She became Senior Vice President, Information Systems in April 1996. Prior to joining EFG, Ms. Simonsen was Vice President, Information Systems with Investors Mortgage Insurance Company which she joined in 1973. Ms. Simonsen provided systems consulting for a subsidiary of American International Group and authored a software program published by IBM. Ms. Simonsen holds a B.A. degree from Wilson College.

    Ms. Ofgant, age 31, joined EFG in July 1989, and is currently Vice President, Lease Operations. Ms. Ofgant held the position of Manager, Lease Operations at EFG through March, 1996. Prior to joining EFG, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a BS Degree in Finance from Providence College.

    (f) Involvement in Certain Legal Proceedings

    None.

    (g) Promoters and Control Persons

    See Item 10 (a-b) above.


Item 11. Executive Compensation.

    (a) Cash Compensation

    Currently, the Trust has no employees. However, under the terms of the Trust Agreement, the Trust is obligated to pay all costs of personnel employed full or part-time by the Trust, including officers or employees of the Managing Trustee or its Affiliates. There is no plan at the present time to make any officers or employees of the Managing Trustee or its Affiliates employees of the Trust. The Trust has not paid and does not propose to pay any options, warrants or rights to the officers or employees of the Managing Trustee or its Affiliates.

    (b) Compensation Pursuant to Plans

    None.

    (c) Other Compensation

    Although the Trust has no employees, as discussed in Item 11(a), pursuant to section 10.4(c) of the Trust Agreement, the Trust incurs a monthly charge for personnel costs of EFG for persons engaged in providing administrative services to the Trust. A description of the remuneration paid by the Trust to the Managing Trustee and its Affiliates for such services is included in Item 13 of this report and in Note 4 to the financial statements included in Item 14 herein.

    (d) Compensation of Directors

    None.

    (e) Termination of Employment and Change of Control Arrangement

    There exists no remuneration plan or arrangement with the Managing Trustee or its Affiliates which results or may result from their resignation, retirement or any other termination.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

    By virtue of its organization as a trust, the Trust has outstanding no securities possessing traditional voting rights. However, as provided in
Section 11.2(a) of the Trust Agreement (subject to Section 11.2(b)), a majority interest of the Beneficiaries have voting rights with respect to:

    1. Amendment of the Trust Agreement;

    2. Termination of the Trust;

    3. Removal of the Managing Trustee; and

    4. Approval or disapproval of the sale of all or substantially all of the assets of the Trust (except in the orderly liquidation of the Trust upon its termination and dissolution).

    No person or group is known by the Managing Trustee to own beneficially more than 5% of the Trust's 665,494 outstanding Interests as of March 1, 1997.

    The ownership and organization of EFG is described in Item 1 of this report.


Item 13. Certain Relationships and Related Transactions.

    The Managing Trustee of the Trust is AFG ASIT Corporation, an affiliate of EFG.

    (a) Transactions with Management and Others

    All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 1996, 1995 and 1994, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                              1996         1995         1994
                                           ----------   ----------   ----------
Equipment acquisition fees                 $   36,673   $  107,415   $  147,800
Equipment management fees                     249,205      244,800      188,998
Administrative charges                         42,123       21,000       12,000
Reimbursable operating expenses
  due to third parties                         98,758      100,358       57,179
Interest on notes payable--affiliate             --          --             441
                                           ----------   ----------   ----------
     Total                                 $  426,759   $  473,573   $  406,418
                                           ----------   ----------   ----------
                                           ----------   ----------   ----------

    As provided under the terms of the Trust Agreement, EFG is compensated for its services to the Trust. Such services include all aspects of acquisition, management and sale of equipment. For acquisition services, EFG is compensated by an amount equal to .28% of Asset Base Price paid by the Trust. For acquisition services resulting from reinvestment, EFG is compensated by an amount equal to 3% of Equipment Base Price paid by the Trust. For management services, EFG is compensated by an amount equal to the lesser of (i) 5% of gross operating lease rental revenue and 2% of gross full payout lease rental revenue received by the Trust or (ii) fees which the Managing Trustee reasonably believes to be competitive for similar services for similar equipment. Both of these fees are subject to certain limitations defined in the Trust Agreement. Compensation to EFG for services connected to the remarketing of equipment is calculated as the lesser of (i) 3% of gross sale proceeds or (ii) one-half of reasonable brokerage fees otherwise payable under arm's length circumstances. Payment of the remarketing fee is subordinated to Payout and is subject to certain limitations defined in the Trust Agreement.

    Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust. Reimbursable operating expenses due to third parties represent costs paid by EFG on behalf of the Trust which are reimbursed to EFG.

    All equipment was purchased from EFG or directly from external vendors. The Trust's Purchase Price is determined by the method described in Note 2 to the Trust's financial statements included in Item 14, herein.

    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At December 31, 1996, the Trust was owed $154,395 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in January 1997.

    (b) Certain Business Relationships

    None.

    (c) Indebtedness of Management to the Trust

    None.

    (d) Transactions with Promoters

    See Item 13(a) above.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a) Documents filed as part of this report:


        (1)    FINANCIAL STATEMENTS:

               Report of Independent Auditors                                 *

               Statement of Financial Position
               at December 31, 1996 and 1995                                  *

               Statement of Operations
               for the years ended December 31, 1996, 1995 and 1994           *

               Statement of Changes in Participants' Capital
               for the years ended December 31, 1996, 1995 and 1994           *

               Statement of Cash Flows
               for the years ended December 31, 1996, 1995 and 1994           *

               Notes to the Financial Statements                              *

        (2)    Financial Statement Schedules:

               None required.

        (3)    Exhibits:

               Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

      Exhibit
      Number
    -----------

         4         Amended and Restated Declaration of Trust included as
                   Exhibit A to the Prospectus which is included in Registration Statement on Form S-1 (No. 33-42946).

        13 The 1996 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

        23         Consent of Independent Auditors.

        99 (a) Lease agreement with OMI Corporation was filed in the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1993 as Exhibit 28 (d) and is incorporated herein by reference.

* Incorporated herein by reference to the appropriate portion of the 1996 Annual Report to security holders for the year ended December 31, 1996. (See
Part II)

      Exhibit
      Number
    -----------

        99 (b) Lease agreement with Alaska Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended
                   December 31, 1993 as Exhibit 28 (e) and is incorporated herein by reference.

        99 (c) Lease agreement with Tarmac Mid-Atlantic, Incorporated was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit 28 (g) and is incorporated herein by reference.


    (b) Reports on Form 8-K

    None.

                                                                      Exhibit 23

                       CONSENT OF INDEPENDENT AUDITORS

    We consent to the incorporation by reference in this Annual Report (Form 10-K) of AFG Investment Trust B of our report dated March 14, 1997, included in the 1996 Annual Report to the Participants of AFG Investment Trust B.





                                                               ERNST & YOUNG LLP






Boston, Massachusetts
March 14, 1997

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on behalf of the registrant and in the capacity and on the date indicated.

                             AFG Investment Trust B


                           By: AFG ASIT Corporation,
                      A Massachusetts corporation and the
                      Managing Trustee of the Registrant.


    By:  /s/Geoffrey A. MacDonald           By: /s/ Gary D. Engle
         --------------------------             -------------------------------
    Geoffrey A. MacDonald                   Gary D. Engle
    Chairman and a member of the            President and Chief Executive
    Executive Committee of EFG              Officer and a member of the
    and President and a Director of         Executive Committee of EFG and a
    the Managing Trustee                    Director of the Managing Trustee
                                            (Principal Executive Officer)


    Date:   March 00,1997                   Date:   March 00, 1997
         --------------------------               -----------------------------


    By:  /s/Gary M. Romano                  By: /s/ Michael J. Butterfield
         --------------------------             -------------------------------
    Gary M. Romano                          Michael J. Butterfield
    Executive Vice President and Chief      Vice President, Finance and
    Operating Officer of EPG and Clerk      Treasurer of EFG and Treasurer
    of the Managing Trustee                 of the Managing Trustee
    (Principal Financial Officer)           (Principal Accounting Officer)


    Date:   March 00,1997                   Date:   March 00, 1997
         --------------------------               -----------------------------




    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    No annual report has been sent to the Beneficiaries. A report will be furnished to the Beneficiaries subsequent to the date hereof.

    No proxy statement has been or will be sent to the Beneficiaries.