Form 10-Q
period 1997-06-30
AFG INVESTMENT TRUST B
filed 1997-08-14
CIK 879495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to_______________________

                               -----------------------

For Quarter Ended June 30, 1997                      Commission File No. 0-21390

                             AFG Investment Trust B
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                     04-3157230
-------------------------------                              ------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

88 Broad Street, Boston, MA                                  02110
---------------------------------------                      ---------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800

98 North Washington Street, Boston, MA 02114
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|_| No|_|

                             AFG Investment Trust B

                                    FORM 10-Q

                                      INDEX

                                                                        Page
                                                                        ----
PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at  June 30, 1997 and December 31, 1996                            3

      Statement of Operations
        for the three and six months ended June 30, 1997 and 1996          4

      Statement of Cash Flows
        for the six months ended June 30, 1997 and 1996                    5

      Notes to the Financial Statements                                 6-10

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      11-15

PART II.  OTHER INFORMATION:

    Items 1 - 6                                                           16

                             AFG Investment Trust B

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1997 and December 31, 1996

                                   (Unaudited)

                                                                       June 30,            December 31,
                                                                         1997                  1996
                                                                  -----------------      -----------------
ASSETS

Cash and cash equivalents                                         $       3,403,578      $       2,829,093

Rents receivable                                                            721,966                339,293

Accounts receivable - affiliate                                             207,538                154,395

Equipment at cost, net of accumulated depreciation
   of $14,162,079 and $12,161,949 at June 30, 1997
   and December 31, 1996, respectively                                   11,257,177             13,307,711

Organization costs, net of accumulated amortization
   of $4,833 and $4,333 at June 30, 1997
   and December 31, 1996, respectively                                          167                    667
                                                                  -----------------      -----------------

        Total assets                                              $      15,590,426      $      16,631,159
                                                                  =================      =================

LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                                     $       3,416,423      $       4,352,811
Accrued interest                                                             57,847                 36,571
Accrued liabilities                                                          15,000                 23,250
Accrued liabilities - affiliate                                              37,200                 47,178
Deferred rental income                                                      101,626                 45,550
Cash distributions payable to participants                                  200,199                200,199
                                                                  -----------------      -----------------

        Total liabilities                                                 3,828,295              4,705,559
                                                                  -----------------      -----------------

Participants' capital (deficit):
   Managing Trustee                                                         (32,017)               (30,382)
   Special Beneficiary                                                     (271,380)              (257,894)
   Beneficiary Interests
   (665,494 Interests; initial purchase price of $25 each)               12,065,528             12,213,876
                                                                  -----------------      -----------------

        Total participants' capital                                      11,762,131             11,925,600
                                                                  -----------------      -----------------

        Total liabilities and participants' capital               $      15,590,426      $      16,631,159
                                                                  =================      =================


                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust B

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                                              Three Months                         Six Months
                                                              Ended June 30,                     Ended June 30,
                                                          1997             1996               1997            1996
                                                    ---------------  ---------------    --------------  --------------
Income:

    Lease revenue                                   $     1,361,952  $     1,405,472    $    2,710,570  $    2,884,726

    Interest income                                          38,874           37,459            78,074          42,010

    Gain (loss) on sale of equipment                          3,303          (90,809)            6,463        (274,825)
                                                    ---------------  ---------------    --------------  --------------

         Total income                                     1,404,129        1,352,122         2,795,107       2,651,911
                                                    ---------------  ---------------    --------------  --------------


Expenses:

    Depreciation and amortization                         1,010,685        1,086,792         2,031,113       2,231,849

    Interest expense                                         70,676          113,169           115,786         223,194

    Equipment management fees
      - affiliate                                            57,244           59,042           114,503         121,495

    Operating expenses - affiliate                           54,942           31,397            96,579          48,290
                                                    ---------------  ---------------    --------------  --------------

         Total expenses                                   1,193,547        1,290,400         2,357,981       2,624,828
                                                    ---------------  ---------------    --------------  --------------

Net income                                          $       210,582  $        61,722    $      437,126  $       27,083
                                                    ===============  ===============    ==============  ==============
Net income
  per Beneficiary Interest                          $          0.29  $          0.08    $         0.60  $         0.04
                                                    ===============  ===============    ==============  ==============
Cash distributions declared
  per Beneficiary Interest                          $          0.41  $          0.32    $         0.82  $         0.63
                                                    ===============  ===============    ==============  ==============


                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust B

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1997 and 1996

                                   (Unaudited)

                                                                                          1997              1996
                                                                                   ----------------  ----------------
Cash flows from (used in) operating activities:
Net income                                                                         $        437,126  $         27,083

Adjustments to reconcile net income to net
    cash from operating activities:
        Depreciation and amortization                                                     2,031,113         2,231,849
           (Gain) loss on sale of equipment                                                  (6,463)          274,825

Changes in assets and liabilities
    Decrease (increase) in:
        rents receivable                                                                   (382,673)           81,710
        accounts receivable - affiliate                                                     (53,143)         (112,210)
    Increase (decrease) in:
        accrued interest                                                                     21,276            (9,541)
        accrued liabilities                                                                  (8,250)           (7,500)
        accrued liabilities - affiliate                                                      (9,978)           10,513
        deferred rental income                                                               56,076           126,428
                                                                                   ----------------  ----------------
           Net cash from operating activities                                             2,085,084         2,623,157
                                                                                   ----------------  ----------------

Cash flows from (used in) investing activities:
    Purchase of equipment                                                                        --        (1,441,796)
    Proceeds from equipment sales                                                            26,384         1,776,161
                                                                                   ----------------  ----------------

           Net cash from investing activities                                                26,384           334,365
                                                                                   ----------------  ----------------

Cash flows from (used in) financing activities:
    Proceeds from notes payable                                                                  --           997,888
    Principal payments - notes payable                                                     (936,388)       (1,808,366)
    Distributions paid                                                                     (600,595)         (461,996)
                                                                                   ----------------  ----------------

           Net cash used in financing activities                                         (1,536,983)       (1,272,474)
                                                                                   ----------------  ----------------

Net increase in cash and cash equivalents                                                   574,485         1,685,048

Cash and cash equivalents at beginning of period                                          2,829,093           337,293
                                                                                   ----------------  ----------------

Cash and cash equivalents at end of period                                         $      3,403,578  $      2,022,341
                                                                                   ================  ================

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest                                    $         94,510  $        232,735
                                                                                   ================  ================


                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust B

                        Notes to the Financial Statements
                                  June 30, 1997

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1997 and December 31, 1996 and results of operations for the three and six month periods ended June 30, 1997 and 1996 have been made and are reflected.

NOTE 2 - CASH

     At June 30, 1997, the Trust had $3,300,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. Rents from Reno Air, Inc. ("Reno Air"), as provided for in the lease agreement, are adjusted monthly for changes in the London Inter-Bank Offered Rate ("LIBOR"). Future rents from Reno Air, included below, reflect the most recent LIBOR effected rental payment. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $4,733,092 are due as follows:

     For the year ending June 30, 1998                 $3,321,864
                                  1999                    697,443
                                  2000                    271,003
                                  2001                    203,562
                                  2002                    159,480
                            Thereafter                     79,740
                                                       ----------

                                 Total                 $4,733,092
                                                       ==========

                             AFG Investment Trust B
                        Notes to the Financial Statements

                                   (Continued)
NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Trust at June 30, 1997. In the opinion of Equis Financial Group ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                            Remaining
                                                            Lease Term                             Equipment
        Equipment Type                                       (Months)                               at Cost
-----------------------------                               ----------                          -------------
Aircraft                                                        6-68                            $   8,018,105
Computers and peripherals                                       1-18                                4,506,396
Materials handling                                              1-40                                4,466,295
Communications                                                  9-18                                3,039,422
General plant and warehouse                                        6                                1,576,077
Construction and mining                                         1-43                                1,200,577
Retail store fixtures                                            3-9                                1,101,551
Tractors and heavy duty trucks                                  5-27                                  605,644
Manufacturing                                                    2-6                                  449,902
Furniture and fixtures                                             4                                  284,019
Trailers/intermodal containers                                  6-12                                  128,443
Photocopying                                                     1-5                                   42,825
                                                                                                -------------

                                                Total equipment cost                               25,419,256

                                            Accumulated depreciation                              (14,162,079)
                                                                                                -------------

                          Equipment, net of accumulated depreciation                              $11,257,177
                                                                                                =============

     At June 30, 1997, the Trust's equipment portfolio included equipment having a proportionate original cost of $11,023,146, representing approximately 43% of total equipment cost.

     At June 30, 1997, the cost and net book value of equipment held for sale or re-lease was approximately $382,000 and $84,000, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease.

NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 1997 and 1996, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                                                     1997                      1996
                                                               --------------           ---------------
Equipment acquisition fees                                                 --           $        52,786
Equipment management fees                                      $      114,503                   121,495
Administrative charges                                                 30,654                    10,500
Reimbursable operating expenses
  due to third parties                                                 65,925                    37,790
                                                               --------------           ---------------

                                               Total           $      211,082           $       222,571
                                                               ==============           ===============

                             AFG Investment Trust B
                        Notes to the Financial Statements

                                   (Continued)

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 1997, the Trust was owed $207,538 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in July 1997.

NOTE 6 - NOTES PAYABLE

     Notes payable at June 30, 1997 consisted of installment notes of $3,416,423 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.7% and 7.7%, except for one note which bears a fluctuating interest rate based on LIBOR plus a margin (5.69% at June 30, 1997). All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation of $282,421 at the expiration of the primary lease term related to the Reno Aircraft. The carrying amount of notes payable approximates fair value at June 30, 1997.

     The annual maturities of the notes payable are as follows:

     For the year ending June 30, 1998                  $ 2,330,118
                                  1999                      388,838
                                  2000                      113,911
                                  2001                      123,188
                                  2002                      133,221
                            Thereafter                      327,147
                                                        -----------

                                 Total                  $ 3,416,423
                                                        ===========

NOTE 7 - LEGAL PROCEEDINGS

     On June 24, 1997, four plaintiffs (the "Plaintiffs") owning limited partner units or beneficiary interests in eight investment programs sponsored by EFG filed a lawsuit, as a derivative action, on behalf of the Trust and 27 other investment programs (collectively, the "Nominal Defendants") in the Superior Court of the Commonwealth of Massachusetts for the County of Suffolk against EFG and certain of EFG's affiliates, including the Managing Trustee of the Trust and four other wholly-owned subsidiaries of EFG which are the general partner or managing trustee of one or more of the investment programs, (collectively, the "Managing Defendants"), and certain other entities and individuals that have control of the Managing Defendants and the Nominal Defendants (the "Controlling Defendants"). The Plaintiffs assert claims of breach of fiduciary duty, breach of contract, unjust enrichment, and equitable relief and seek various remedies, including compensatory and punitive damages to be determined at trial.

     The Managing Trustee and EFG are in the early stages of evaluating the nature and extent of the claims asserted in this lawsuit and cannot predict its outcome with any degree of certainty. However, based upon all of the facts presently being considered by management, the Managing Trustee and EFG do not believe that any likely outcome will have a material adverse effect on the Trust. The Managing Trustee, EFG and their affiliates intend to vigorously defend against the lawsuit.

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

                             AFG Investment Trust B
                        Notes to the Financial Statements

                                   (Continued)

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

NOTE 8- ISSUANCE OF CLASS B INTERESTS AND OFFER TO REDEEM CLASS A INTERESTS

     On October 26, 1996, the Trust filed a Solicitation Statement with the United States Securities and Exchange Commission (the "SEC") which subsequently was sent to the Beneficiaries pursuant to Regulation 14A of Section 14 of the Securities Exchange Act. The Solicitation Statement sought the consent of the Beneficiaries to a proposed amendment (the "Amendment") to the Amended and Restated Declaration of Trust (the "Trust Agreement") which would (i) amend the provisions of the Trust Agreement governing the redemption of Beneficiary Interests to permit the Trust to offer to redeem outstanding Beneficiary Interests at such times, in such amounts, in such manner and at such prices as the Managing Trustee might determine from time to time, in accordance with applicable law; and (ii) add a provision to the Trust Agreement that would permit the Trust to issue, at the discretion of the Managing Trustee and without further consent or approval of the Beneficiaries, an additional class of security with such designations, preferences and relative, participating, optional or other special rights, powers and duties as the Managing Trustee might affix. The funds obtained through the issuance of such a security would be used by the Trust to (a) expand redemption opportunities for Beneficiaries without using Trust funds which might otherwise be available for cash distributions; and (b) make a special one-time cash distribution to the Beneficiaries.

      Pursuant to the Trust Agreement, the adoption of the Amendment required the consent of the Beneficiaries holding more than 50% in the aggregate of the Beneficiary Interests held by all Beneficiaries. A majority of Beneficiary Interests, representing 369,960 or 55.6% of all Beneficiary Interests, voted in favor of the Amendment; 69,792 or 10.5% of all Beneficiary Interests voted against the Amendment; and 24,444 or 3.7% of all Beneficiary Interests abstained. Approximately 69.8% of all Beneficiary Interests participated in the vote. Accordingly, the Trust Agreement was amended.

      On February 12, 1997, the Trust filed a Registration Statement on Form S-1 with the SEC, which became effective June 10, 1997. The Registration Statement covered the issuance and sale of a new class of beneficiary interests in the Trust (the "Class B Interests"). The characteristics of the Class B Interests, associated risk factors and other matters of importance to the Beneficiaries and purchasers of the Class B Interests were set forth in a Prospectus sent to the Beneficiaries. On July 17, 1997, the offering closed and on July 18, 1997 the Trust issued 1,000,961 Class B Interests at $5.00 per interest, thereby generating $5,004,805 in aggregate Class B capital contributions. Class A Beneficiaries purchased 3,588 Class B Interests, generating $17,940 of such aggregate capital contributions, and the Special Beneficiary, EFG, purchased 997,373 Class B Interests, generating $4,986,865 of such aggregate capital contributions.

      Subsequently, EFG transferred its Class B Interests to a special-purpose company, Equis II Corporation, a Delaware corporation. EFG also transferred its ownership of AFG ASIT Corporation, the Managing Trustee of the Trust, to Equis II Corporation. As a result, Equis II Corporation has voting control of the Trust through its ownership of the majority of all of the Trust's outstanding voting interests, as well as its ownership of AFG ASIT

                             AFG Investment Trust B
                        Notes to the Financial Statements

                                   (Continued)

Corporation. Equis II Corporation is controlled by EFG's President and Chief Executive Officer, Gary D. Engle. Accordingly, control of the Managing Trustee did not change as a result of the foregoing transactions.

      As described in the Prospectus for the offering of the Class B Interests, the Managing Trustee intends to use a portion of the net cash proceeds realized from the offering of the Class B Interests to pay a one-time special cash distribution to the Class A Beneficiaries of the Trust. The Managing Trustee expects to declare and pay this special cash distribution on or before August 31, 1997.

      On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust by filing a Form 13E-4, Issuer Tender Offer Statement, with the SEC and distributing to the Class A Beneficiaries information (the "Tender Documents") concerning the offer. The Trust will use a portion of the net proceeds realized from the offering of the Class B Interests to purchase the Class A Beneficiary Interests tendered as a result of the offer. The Tender Documents describe, among other things, the terms of the offer and the purchase price per Class A Beneficiary Interest being offered by the Trust.

NOTE 9- SUBSEQUENT EVENT

     On July 7, 1997, a lessee of the Trust, Montgomery Ward and Company, Inc., filed for protection under Chapter 11 of the Bankruptcy Code. The Trust has not been officially notified by the Bankruptcy Court to date. Equipment leased to this lessee had a cost and net book value of approximately $2,700,000 and $990,000, respectively, at the time of the bankruptcy filing. Currently, the Trust is unable to make a determination as to the significance of this bankruptcy.

                             AFG Investment Trust B

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements in this quarterly report that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the ability of EFG to collect all rents due under the attendant lease agreements and successfully remarket the Trust's equipment upon the expiration of such leases.

Three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996:

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

Results of Operations

     For the three and six months ended June 30, 1997, the Trust recognized lease revenue $1,361,952 and $2,710,570, respectively, compared to $1,405,472 and $2,884,726 for the same periods in 1996. The decrease in lease revenue from 1996 to 1997 is due to primary lease term expirations and the sale of equipment. In the future, the level of lease revenue will continue to decline due to the continued expiration of the Trust's primary lease term agreements and equipment sales. The Trust also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

     During the three and six months ended June 30, 1997, the Trust sold equipment having a net book value of $8,367 and $19,921, respectively to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $3,303 and $6,463, respectively.

     On February 5, 1996, the Trust concluded the sale of its interest in the United Aircraft to the lessee, United Air Lines Inc., ("United"), as reported in
Note 3 to the Trust's 1996 Annual Report. The Trust recognized a net loss of $560,982 in connection with this transaction, of which $384,782 was recognized as Write-Down of Equipment in

                             AFG Investment Trust B

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

1995. The remainder of $176,200 was recognized as a loss on sale of equipment on the accompanying Statement of Operations for the six months ended June 30, 1996. In addition to lease rents, the Trust received net sale proceeds of $1,684,292 from United for the aircraft. A portion of such sale proceeds was reinvested in other equipment in March 1996 through the acquisition of an 8.86% ownership interest in an aircraft (the "Reno Aircraft") at an aggregate cost to the Trust of $1,239,741. To acquire its interest in the Reno Aircraft, the Trust obtained long-term financing of $997,888 from a third-party lender and utilized cash proceeds of $241,853 from the sale of the United Aircraft. During the three and six months ended June 30, 1996, the Trust sold other equipment having a net book value of $172,457 and $190,494, respectively, to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $90,809 and $98,625, respectively.

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

     Depreciation and amortization expense for the three and six months ended June 30, 1997 was $1,010,685 and $2,031,113, respectively, compared to $1,086,792 and $2,231,849 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $70,676 and $115,786 or 5.2% and 4.3% of lease revenue for the three and six months ended June 30, 1997, respectively, compared to $113,169 and $223,194 or 8.1% and 7.7% of lease revenue for the same periods in 1996. In the future, interest expense is expected to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were approximately 4.2% of lease revenue for each of the three and six month periods ended June 30, 1997 and 1996. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses represented 4% and 3.6% of lease revenue for the three and six months ended June 30, 1997, respectively, compared to 2.2%

                             AFG Investment Trust B

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

and 1.7% of lease revenue for each of the same periods in 1996. The increase in operating expenses from 1996 to 1997 was due primarily to professional service costs incurred in connection with the Solicitation and Registration Statements described in Note 8 to the accompanying financial statements. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows

     The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,085,084 and $2,623,157 for the six months ended June 30, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Trust's primary-term lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

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

     Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1997, the Trust realized equipment sale proceeds of $26,384. During the same period in 1996, the Trust realized equipment sale proceeds of $1,776,161, including $1,684,292 of proceeds from the United Aircraft. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. The Trust expended $1,441,796 to acquire equipment during the six months ended June 30, 1996. This amount reflects the acquisition of an ownership interest in a commercial jet aircraft at a cost of $1,239,741, pursuant to the reinvestment provisions of the Trust's prospectus and an original equipment acquisition of $202,055. The reinvestment equipment was financed through a combination of leveraging and the sale proceeds available from the aircraft transaction, discussed above. There were no equipment acquisitions during the same period in 1997.

     The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Cash inflows of $997,888 in 1996, resulted from leveraging a portion of the Trust's equipment portfolio with third-party

                             AFG Investment Trust B

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

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

     Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1996, the Trust declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $600,595. In accordance with the Trust Agreement, the Beneficiaries were allocated 90.75% of these distributions, or $545,040; the Special Beneficiary was allocated 8.25%, or $49,549; and the Managing Trustee was allocated 1%, or $6,006.

     For financial reporting purposes, the Managing Trustee and the Special Beneficiary each have accumulated a capital deficit at June 30, 1997. This is the result of aggregate cash distributions to these Participants being in excess of their aggregate capital contributions ($1,000 each) and their respective allocations of financial statement net income or loss. Ultimately, the existence of a capital deficit for the Managing Trustee or the Special Beneficiary for financial reporting purposes is not indicative of any further capital obligations to the Trust by either the Managing Trustee or the Special Beneficiary. However, for income tax purposes, the Trust Agreement requires that income be allocated first to those Participants having negative tax capital account balances so as to eliminate any such balances. In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. No such requirement exists with respect to the Special Beneficiary. At December 31, 1996, the Managing Trustee had a positive tax capital account balance.

     At June 30, 1997, the Trust had aggregate future minimum lease payments of $4,733,092 from contractual lease agreements (see Note 3 to the financial statements), of which $3,416,423 will be used to amortize the principal balance of notes payable (see Note 6 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets become available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

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

                             AFG Investment Trust B

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

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

      On February 12, 1997, the Trust filed a Registration Statement on Form S-1 with the SEC, which became effective June 10, 1997. The Registration Statement covered the issuance and sale of a new class of beneficiary interests in the Trust (the "Class B Interests"). The characteristics of the Class B Interests, associated risk factors and other matters of importance to the Beneficiaries and purchasers of the Class B Interests were set forth in a Prospectus sent to the Beneficiaries. On July 17, 1997, the offering closed and on July 18, 1997 the Trust issued 1,000,961 Class B Interests at $5.00 per interest, thereby generating $5,004,805 in aggregate Class B capital contributions. Class A Beneficiaries purchased 3,588 Class B Interests, generating $17,940 of such aggregate capital contributions, and the Special Beneficiary, EFG, purchased 997,373 of such Class B Interests, generating $4,986,865 of such aggregate capital contributions.

      As described in the Prospectus for the offering of the Class B Interests, the Managing Trustee intends to use a portion of the net cash proceeds realized from the offering of the Class B Interests to pay a one-time special cash distribution to the Class A Beneficiaries of the Trust. The Managing Trustee expects to declare and pay this special cash distribution on or before August 31, 1997.

      On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust by filing a Form 13E-4, Issuer Tender Offer Statement, with the SEC and distributing to the Class A Beneficiaries information (the "Tender Documents") concerning the offer. The Trust will use a portion of the net proceeds realized from the offering of the Class B Interests to purchase the Class A Beneficiary Interests tendered as a result of the offer. The Tender Documents describe, among other things, the terms of the offer and the purchase price per Class A Beneficiary Interest being offered by the Trust.

                             AFG Investment Trust B

                                    FORM 10-Q

                           PART II. OTHER INFORMATION

        Item 1.                    Legal Proceedings
                                   Response:

                                   Refer to Note 7 to the financial statements herein.

        Item 2.                    Changes in Securities
                                   Response:

                                   On July 18, 1997, the Trust issued 1,000,961
                                   Class B Interests at $5.00 per interest, generating $5,004,805 in aggregate Class B capital contributions. Class A Beneficiaries purchased 3,588 Class B Interests, generating $17,940 of such aggregate capital contributions, and the Special Beneficiary, EFG, purchased 997,373 Class B Interests, generating $4,986,865 of such aggregate capital contributions. Subsequently, EFG transferred its Class B Interests to a special-purpose company, Equis II Corporation. (See Note 8 to the accompanying financial statements.)

                                   The Trust Agreement grants limited voting rights to the Class A Beneficiaries and Class B Beneficiaries. However, each Class A Beneficiary and Class B Beneficiary is entitled to cast one vote for each Interest owned by him or her. Equis II Corporation has voting control of the Trust through its ownerhsip of its Class B Interests.

                                   Future cash distributions with respect to the Class B Interests will be subordinate to certain distributions with respect to the Class A Interests.

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

                             AFG Investment Trust B

                               By: AFG ASIT Corporation, a Massachusetts corporation and the Managing Trustee of the Registrant.

                               By:      /s/ Michael J. Butterfield
                                        ----------------------------------------
                                        Michael J. Butterfield
                                        Treasurer of AFG ASIT Corporation
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)

                               Date:    August 14, 1997

                               By:      /s/ Gary M. Romano
                                        ----------------------------------------
                                        Gary M. Romano
                                        Clerk of AFG ASIT Corporation
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)

                               Date:    August 14,1997