Form 10-Q
period 1997-09-30
AFG INVESTMENT TRUST B
filed 1997-11-14
CIK 879495

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[ X X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                    OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________
                               ___________________

For Quarter Ended September 30, 1997               Commission File No. 0-21390

                               AFG Investment Trust B
                          -----------------------------------
                (Exact name of registrant as specified in its charter)

               Delaware                                  04-3157230
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                 Identification No.)

       88 Broad Street, Boston, MA                          02110
  (Address of principal executive offices)               (Zip Code)

         Registrant's telephone number, including area code (617) 854-5800
                                                            --------------

        _________________________________________________________________
            (Former name, former address and former fiscal year,
                      if changed since last report.)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No ___

                             AFG INVESTMENT TRUST B

                                   FORM 10-Q

                                     INDEX

                                                                PAGE
                                                               -----
PART I FINANCIAL INFORMATION:

  Item 1. Financial Statements

    Statement of Financial Position
      at September 30, 1997 and December 31, 1996............      3

    Statement of Operations
      for the three and nine months ended
      September 30, 1997 and 1996............................      4

    Statement of Cash Flows
      for the nine months ended September 30, 1997 and 1996..      5

    Notes to the Financial Statements........................   6-10


  Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations............  11-16


PART II OTHER INFORMATION:

  Items 1-6..................................................     17

                             AFG INVESTMENT TRUST B

                        STATEMENT OF FINANCIAL POSITION
                    September 30, 1997 and December 31, 1996

                                  (Unaudited)

                                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                                         1997           1996
                                                                                     -------------  -------------
ASSETS
Cash and cash equivalents..........................................................  $   3,852,915  $   2,829,093
Restricted cash....................................................................      3,975,308       --
Rents receivable...................................................................        376,314        339,293
Accounts receivable--affiliate.....................................................        239,875        154,395
Equipment at cost, net of accumulated depreciation of $14,554,790 and $12,161,949
  at September 30, 1997 and December 31, 1996, respectively........................     10,181,038     13,307,711
Organization costs, net of accumulated amortization of $5,000 and $4,333 at
  September 30, 1997 and December 31, 1996, respectively...........................       --                  667
                                                                                     -------------  -------------
    Total assets...................................................................  $  18,625,450  $  16,631,159
                                                                                     -------------  -------------
                                                                                     -------------  -------------
LIABILITIES AND PARTICIPANTS' CAPITAL
Notes payable......................................................................  $   2,567,936  $   4,352,811
Accrued interest...................................................................         26,811         36,571
Accrued liabilities................................................................         22,500         23,250
Accrued liabilities--affiliate.....................................................         53,124         47,178
Deferred rental income.............................................................         91,901         45,550
Cash distributions payable to participants.........................................        235,578        200,199
                                                                                     -------------  -------------
    Total liabilities..............................................................      2,997,850      4,705,559
                                                                                     -------------  -------------
Participants' capital (deficit):
  Managing Trustee.................................................................        (12,827)       (30,382)
  Special Beneficiary..............................................................       (106,953)      (257,894)
  Class A Beneficiary Interests (665,494 Interests; initial purchase price of $25
    each)..........................................................................     10,926,773     12,213,876
  Class B Beneficiary Interests (1,000,961 Interests; initial purchase price of $5
    each)..........................................................................      4,820,607       --
                                                                                     -------------  -------------
    Total participants' capital....................................................     15,627,600     11,925,600
                                                                                     -------------  -------------
    Total liabilities and participants' capital....................................  $  18,625,450  $  16,631,159
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                    The accompanying notes are an integral part
                         of these financial statements.

                             AFG INVESTMENT TRUST B

                            STATEMENT OF OPERATIONS
          for the three and nine months ended September 30, 1997 and 1996

                                  (Unaudited)

                                                                  THREE MONTHS                NINE MONTHS
                                                              ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
Income:
  Lease revenue..........................................  $  1,281,262  $  1,549,287  $  3,991,832  $  4,434,013
  Interest income........................................        88,279        29,423       166,353        71,433
  Gain (loss) on sale of equipment.......................       118,513        (1,063)      124,976      (275,888)
                                                           ------------  ------------  ------------  ------------
    Total income.........................................     1,488,054     1,577,647     4,283,161     4,229,558
                                                           ------------  ------------  ------------  ------------
Expenses:
  Depreciation and amortization..........................       956,700     1,058,070     2,987,813     3,289,919
  Interest expense.......................................        43,933        86,503       159,719       309,697
  Equipment management fees--affiliate...................        56,211        66,192       170,714       187,687
  Operating expenses--affiliate..........................       117,848        37,921       214,427        86,211
                                                           ------------  ------------  ------------  ------------
    Total expenses.......................................     1,174,692     1,248,686     3,532,673     3,873,514
                                                           ------------  ------------  ------------  ------------
Net income...............................................  $    313,362  $    328,961  $    750,488  $    356,044
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Net income
    per Class A Beneficiary Interest.....................  $    --       $       0.45  $       0.60  $       0.49
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
    per Class B Beneficiary Interest.....................  $    --       $    --       $    --       $    --
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Cash distributions declared
    per Class A Beneficiary Interest.....................  $       1.71  $       0.38  $       2.53  $       1.01
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
    per Class B Beneficiary Interest.....................  $       0.13  $    --       $       0.13  $    --
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

                    The accompanying notes are an integral part
                         of these financial statements.

                              AFG INVESTMENT TRUST

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1997 and 1996

                                  (Unaudited)

                                                                       1997         1996
                                                                    -----------  -----------
Cash flows from (used in) operating activities:
Net income........................................................  $   750,488  $   356,044

Adjustments to reconcile net income to net cash
  from operating activities:
    Depreciation and amortization.................................    2,987,813    3,289,919
    (Gain) loss on sale of equipment..............................     (124,976)     275,888

Changes in assets and liabilities
  Decrease (increase) in:
    rents receivable..............................................      (37,021)     345,216
    accounts receivable--affiliate................................      (85,480)     (92,060)
  Increase (decrease) in:
    accrued interest..............................................       (9,760)     (72,469)
    accrued liabilities...........................................         (750)      (1,250)
    accrued liabilities--affiliate................................        5,946       22,580
    deferred rental income........................................       46,351      130,459
                                                                    -----------  -----------
      Net cash from operating activities..........................    3,532,611    4,254,327
                                                                    -----------  -----------
  Cash flows from (used in) investing activities:
    Purchase of equipment.........................................      --        (1,441,796)
    Proceeds from equipment sales.................................      264,503    1,846,115
                                                                    -----------  -----------
      Net cash from investing activities..........................      264,503      404,319
                                                                    -----------  -----------
  Cash flows from (used in) financing activities:
    Proceeds from capital contributions...........................    5,004,805      --
    Payment of offering costs.....................................      (50,048)     --
    Proceeds from notes payable...................................      --           997,888
    Principal payments--notes payable.............................   (1,784,875)  (2,803,908)
    Distributions paid............................................   (1,967,866)    (692,992)
                                                                    -----------  -----------
      Net cash from (used in) financing activities................    1,202,016   (2,499,012)
                                                                    -----------  -----------

  Net increase in cash and cash equivalents and restricted cash...    4,999,130    2,159,634

  Cash and cash equivalents at beginning of period................    2,829,093      337,293
                                                                    -----------  -----------
  Cash and cash equivalents and restricted cash at end of period..  $ 7,828,223  $ 2,496,927
                                                                    -----------  -----------
                                                                    -----------  -----------
  Supplemental disclosure of cash flow information:
    Cash paid during the period for interest......................  $   169,479  $   382,166
                                                                    -----------  -----------
                                                                    -----------  -----------

                    The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust B

                       Notes to the Financial Statements

                               September 30, 1997
                                  (Unaudited)

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

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1997 and December 31, 1996 and results of operations for the three and nine month periods ended September 30, 1997 and 1996 have been made and are reflected.

NOTE 2--CASH

    At September 30, 1997, the Trust had $7,720,000 invested in reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities.

NOTE 3--REVENUE RECOGNITION

    Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. Rents from Reno Air, Inc. ("Reno Air"), as provided for in the lease agreement, are adjusted monthly for changes in the London Inter-Bank Offered Rate ("LIBOR"). Future rents from Reno Air, included below, reflect the most recent LIBOR effected rental payment. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. Future minimum rents of $3,801,527 are due as follows:

For the year ending September 30, 1998                                            $2,656,877
                                  1999                                               503,820
                                  2000                                               259,959
                                  2001                                               181,521
                                  2002                                               159,480
                            Thereafter                                                39,870
                                                                                   ---------
                                 Total                                            $3,801,527
                                                                                   =========

                             AFG Investment Trust B

                               September 30, 1997
                                  (Unaudited)

NOTE 4--EQUIPMENT

    The following is a summary of equipment owned by the Trust at September 30, 1997. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.

                                                                                         REMAINING
                                                                                        LEASE TERM         EQUIPMENT
EQUIPMENT TYPE                                                                           (MONTHS)           AT COST
--------------                                                                         -------------      ------------
Aircraft.............................................................................           3-63      $  8,018,105
Materials handling...................................................................           3-36         4,408,030
Computers and peripherals............................................................           0-15         4,241,026
Communications.......................................................................           0-15         3,039,422
General plant and warehouse..........................................................              3         1,576,077
Construction and mining..............................................................           0-39         1,200,577
Retail store fixtures................................................................            0-6         1,101,551
Manufacturing........................................................................            0-3           449,902
Furniture and fixtures...............................................................              1           284,019
Tractors and heavy duty trucks.......................................................           2-24           245,851
Trailers/intermodal containers.......................................................            3-9           128,443
Photocopying.........................................................................            0-2            42,825
                                                                                                          ------------
                                                                                Total equipment cost        24,735,828
                                                                            Accumulated depreciation       (14,554,790)
                                                                                                          ------------
                                                          Equipment, net of accumulated depreciation      $ 10,181,038
                                                                                                          ------------
                                                                                                          ------------

    At September 30, 1997, the Trust's equipment portfolio included equipment having a proportionate original cost of $11,023,146, representing approximately 45% of total equipment cost.

    At September 30, 1997, the cost and net book value of equipment held for sale or re-lease was approximately $382,000 and $69,000, respectively. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above also includes equipment being leased on a month-to-month basis.

NOTE 5--RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 1997 and 1996, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                                                                               1997            1996
                                                                                            ----------      ----------
Reimbursement of offering costs...........................................................  $   50,048      $   --
Equipment acquisition fees................................................................      --              52,786
Equipment management fees.................................................................     170,714         187,687
Administrative charges....................................................................      48,285          15,750
Reimbursable operating expenses
  due to third parties....................................................................     166,142          70,461
                                                                                            ----------      ----------
Total.....................................................................................  $  435,189      $  326,684
                                                                                            ----------      ----------
                                                                                            ----------      ----------

                             AFG Investment Trust B

                               September 30, 1997
                                  (Unaudited)

    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 1997, the Trust was owed $239,875 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 1997.

NOTE 6--NOTES PAYABLE

    Notes payable at September 30, 1997 consisted of installment notes of $2,567,936 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.7% and 7.7%, except for one note which bears a fluctuating interest rate based on LIBOR (5.66% at September 30, 1997) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation at the expiration of the primary lease term related to the Reno Aircraft of $282,421. The carrying amount of notes payable approximates fair value at September 30, 1997.

    The annual maturities of the notes payable are as follows:

For the year ending September 30, 1998                                            $1,646,430
                                  1999                                               250,173
                                  2000                                               116,162
                                  2001                                               125,623
                                  2002                                               135,855
                            Thereafter                                               293,693
                                                                                   ---------
                                 Total                                            $2,567,936
                                                                                   =========

NOTE 7--PROFIT AND LOSS ALLOCATION AND DISTRIBUTION OF DISTRIBUTABLE CASH

    Effective for the third quarter of 1997, the allocation of net income or loss, for financial statement purposes, and distributions of distributable cash are made to each Participant in accordance with the Trust Agreement, as Amended (see Note 9).

NOTE 8--LEGAL PROCEEDINGS

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

                             AFG Investment Trust B

                               September 30, 1997
                                  (Unaudited)

the facts presently being considered by management, the Managing Trustee and EFG do not believe that any likely outcome will have a material adverse effect on the Trust. The Managing Trustee, EFG and their affiliates intend to vigorously defend against the lawsuit.

    On July 27, 1995, EFG, on behalf of the Trust and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Trust, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and specific performance and alleging, among other things, breach of contract and breach of the implied covenant of good faith and fair dealing. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties have been discussing settlement with respect to this matter for some time, to date, the negotiations have been unsuccessful. Notwithstanding these discussions, EFG recently filed an Amended and Supplemental Complaint alleging a further default by National Steel under the MLA and EFG recently filed a request for Summary Judgment on all claims and counterclaims. The matter remains pending before the Court and is scheduled for hearing on EFG's motion in December 1997. The Trust has not experienced any material losses as a result of this action.

    On July 7, 1997, a lessee of the Trust, Montgomery Ward and Company, Inc., filed for protection under Chapter 11 of the Bankruptcy Code. The Trust has filed an appearance of counsel in the Bankruptcy Court process. Equipment leased to this lessee has a cost and net book value of approximately $2,700,000 and $856,000, respectively, at September 30, 1997. The Trust, through counsel, has had preliminary discussions with the counsel to the lessee to determine the intentions of the lessee regarding the lease. Due to the preliminary nature of the discussions, at this time the Trust is unable to determine the impact of this bankruptcy proceeding.

NOTE 9--ISSUANCE OF CLASS B INTERESTS

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

                             AFG Investment Trust B

                               September 30, 1997
                                  (Unaudited)

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

    Subsequently, EFG transferred its Class B Interests to a special-purpose company, Equis II Corporation, a Delaware corporation. EFG also transferred its ownership of AFG ASIT Corporation, the Managing Trustee of the Trust, to Equis II Corporation. As a result, Equis II Corporation has voting control of the Trust through its ownership of the majority of all of the Trust's outstanding voting interests, as well as its ownership of AFG ASIT Corporation. Equis II Corporation is controlled by EFG's President and Chief Executive Officer, Gary D. Engle. Accordingly, control of the Managing Trustee did not change as a result of the foregoing transactions.

    As described in the Prospectus for the offering of the Class B Interests, the Managing Trustee used a portion of the net cash proceeds realized from the offering of the Class B Interests to pay a one-time special cash distribution of approximately $1.47 per Class A Beneficiary Interest to the Class A Beneficiaries of the Trust. The Managing Trustee declared and paid this special cash distribution, aggregating $979,449, to Class A Beneficiaries on August 15, 1997.

NOTE 10--OFFER TO REDEEM CLASS A INTERESTS

    On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust by filing a Form 13E-4, Issuer Tender Offer Statement, with the SEC and distributing to the Class A Beneficiaries information (the "Tender Documents") concerning the offer. On October 10, 1997, the Trust used $785,295 of the net proceeds realized from the offering of the Class B Interests to purchase 82,837 of the Class A Beneficiary Interests tendered as a result of the offer.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996:

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

RESULTS OF OPERATIONS

    For the three and nine months ended September 30, 1997, the Trust recognized lease revenue $1,281,262 and $3,991,832, respectively, compared to $1,549,287 and $4,434,013 for the same periods in 1996. The decrease in lease revenue from 1996 to 1997 is due to primary lease term expirations and the sale of equipment. In the future, the level of lease revenue will continue to decline due to the continued expiration of the Trust's primary lease term agreements and equipment sales. The Trust also earns interest income from temporary investments of rental receipts and equipment sales proceeds in short-term instruments.

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

    During the three and nine months ended September 30, 1997, the Trust sold equipment having a net book value of $119,606 and $139,527, respectively to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $118,513 and $124,976, respectively.

                              AFG INVESTMENT TRUST B

                                 FORM 10-Q

                           PART I. FINANCIAL INFORMATION


    On February 5, 1996, the Trust concluded the sale of its interest in a Boeing 747-SP Aircraft (the "United Aircraft") to the lessee, United Air Lines Inc., ("United"), as reported in Note 3 to the Trust's 1996 Annual Report. The Trust recognized a net loss of $560,982 in connection with this transaction, of which $384,782 was recognized as Write-Down of Equipment in 1995. The remainder of $176,200 was recognized as a loss on sale of equipment on the accompanying Statement of Operations for the nine months ended September 30, 1996. In addition to lease rents, the Trust received net sale proceeds of $1,684,292 from United for the aircraft. A portion of such sale proceeds was reinvested in other equipment in March 1996 through the acquisition of an 8.86% ownership interest in an aircraft (the "Reno Aircraft") at an aggregate cost to the Trust of $1,239,741. To acquire its interest in the Reno Aircraft, the Trust obtained long-term financing of $997,888 from a third-party lender and utilized cash proceeds of $241,853 from the sale of the United Aircraft. During the three and nine months ended September 30, 1996, the Trust sold other equipment having a net book value of $71,017 and $261,511, respectively, to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $1,063 and $99,688, respectively.

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

    Depreciation and amortization expense for the three and nine months ended September 30, 1997 was $956,700 and $2,987,813, respectively, compared to $1,058,070 and $3,289,919 for the same periods in 1996. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

    Interest expense was $43,933 and $159,719 or 3.4% and 4% of lease revenue for the three and nine months ended September 30, 1997, respectively, compared to $86,503 and $309,697 or 5.6% and 7% of lease revenue for the same periods in 1996. In the future, interest expense is expected to continue to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

    Management fees were approximately 4.4% and 4.3% of lease revenue for the three and nine months ended September 30, 1997, respectively, compared to 4.3% and 4.2% for the same periods in 1996. Management fees

                             AFG INVESTMENT TRUST B

                                 FORM 10-Q

                           PART I. FINANCIAL INFORMATION

are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses represented 9.2% and 5.4% of lease revenue for the three and nine months ended September 30, 1997, respectively, compared to 2.4% and 1.9% of lease revenue for the same periods in 1996. The increase in operating expenses from 1996 to 1997 was due primarily to costs incurred in connection with the Solicitation and Registration Statements described in Note 9 to the accompanying financial statements and increases in administrative charges and professional service costs. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

    The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $3,532,611 and $4,254,327 for the nine months ended September 30, 1997 and 1996, respectively. Future renewal, re-lease and equipment sale activities will cause a gradual decline in the Trust's primary-term lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will decline as the Trust experiences a higher frequency of remarketing events.

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

    Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1997, the Trust realized equipment sale proceeds of $264,503. During the same period in 1996, the Trust realized equipment sale proceeds of $1,846,115, including $1,684,292 of proceeds from the United Aircraft. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. The Trust expended $1,441,796 to acquire equipment

                             AFG INVESTMENT TRUST B

                                 FORM 10-Q

                           PART I. FINANCIAL INFORMATION

during the nine months ended September 30, 1996. This amount reflects the acquisition of an ownership interest in a commercial jet aircraft at a cost of $1,239,741, pursuant to the reinvestment provisions of the Trust Agreement and an original equipment acquisition of $202,055. The reinvestment equipment was financed through a combination of leveraging and the sale proceeds available from the aircraft transaction, discussed above. There were no equipment acquisitions during the same period in 1997.

    The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and the subsequent repayments of principal are reported as components of financing activities. Cash inflows of $997,888 in 1996, resulted from leveraging a portion of the Trust's equipment portfolio with third-party lenders. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Trust has a balloon payment obligation of $282,421 at the expiration of the primary lease term related to the Reno Aircraft. In addition, the Managing Trustee expects to use a portion of the Trust's available cash to retire certain indebtedness.

    For financial reporting purposes, the Managing Trustee and the Special Beneficiary each have accumulated a capital deficit at September 30, 1997. This is the result of aggregate cash distributions to these Participants being in excess of their aggregate capital contributions ($1,000 each) and their respective allocations of financial statement net income or loss. Ultimately, the existence of a capital deficit for the Managing Trustee or the Special Beneficiary for financial reporting purposes is not indicative of any further capital obligations to the Trust by either the Managing Trustee or the Special Beneficiary.

    For income tax purposes, income is allocated first to those Participants having negative tax capital account balances so as to eliminate any such balances. In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. No such requirement exists with respect to the Special Beneficiary. At December 31, 1996, the Managing Trustee had a positive tax capital account balance.

    At September 30, 1997, the Trust had aggregate future minimum lease payments of $3,801,527 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable (see Note 6 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets become available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

                             AFG INVESTMENT TRUST B

                                 FORM 10-Q

                           PART I. FINANCIAL INFORMATION

    On February 12, 1997, the Trust filed a Registration Statement on Form S-1 with the SEC, which became effective June 10, 1997. The Registration Statement covered the issuance and sale of a new class of beneficiary interests in the Trust (the "Class B Interests"). The characteristics of the Class B Interests, associated risk factors and other matters of importance to the Beneficiaries and purchasers of the Class B Interests were set forth in a Prospectus sent to the Beneficiaries. On July 17, 1997, the offering closed and on July 18, 1997 the Trust issued 1,000,961 Class B Interests at $5.00 per interest, thereby generating $5,004,805 in aggregate Class B capital contributions. Class A Beneficiaries purchased 3,588 Class B Interests, generating $17,940 of such aggregate capital contributions, and the Special Beneficiary, EFG, purchased 997,373 of such Class B Interests, generating $4,986,865 of such aggregate capital contributions. The Trust incurred costs in the amount of $50,048 in connection with this offering.

    Subsequently, EFG transferred its Class B Interests to a special-purpose company, Equis II Corporation, a Delaware corporation. EFG also transferred its ownership of AFG ASIT Corporation, the Managing Trustee of the Trust, to Equis II Corporation. As a result, Equis II Corporation has voting control of the Trust through its ownership of the majority of all of the Trust's outstanding voting interests, as well as its ownership of AFG ASIT Corporation. Equis II Corporation is controlled by EFG's President and Chief Executive Officer, Gary
D. Engle. Accordingly, control of the Managing Trustee did not change as a result of the foregoing transactions.

    As described in the Prospectus for the offering of the Class B Interests, the Managing Trustee used a portion of the net cash proceeds realized from the offering of the Class B Interests to pay a one-time special cash distribution to the Class A Beneficiaries of the Trust. The Managing Trustee declared and paid this special cash distribution of approximately $1.47 per Class A Beneficiary Interest, aggregating $979,449, to the Class A Beneficiaries on August 15, 1997.

    On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust by filing a Form 13E-4, Issuer Tender Offer Statement, with the SEC and distributing to the Class A Beneficiaries information (the "Tender Documents") concerning the offer. On October 10, 1997, the Trust used $785,295 of the net proceeds realized from the offering of the Class B Interests to purchase 82,837 of the Class A Beneficiary Interests tendered as a result of the offer. The Tender Documents describe, among other things, the terms of the offer and the purchase price per Class A Beneficiary Interest being offered by the Trust

    Cash distributions paid to the Participants consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Trust and will be dependent upon the collection of all future contracted rents, the generation of renewal and/or re-lease rents, and the residual value realized for each asset at its disposal date. Future market conditions, technological changes, the ability of EFG to manage and remarket the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Trust's equipment portfolio.

    It is the intention of the Managing Trustee to maintain a cash distribution level that is consistent with the operating cash flows of the Trust and to optimize the long-term value of the Trust. A distribution level that is higher than the Trust's operating cash flows could compromise the Trust's working capital position, as well as its ability to refurbish or upgrade equipment in response to lessee requirements or other market circumstances. Accordingly, in order to better align monthly cash distributions with the Trust's operating cash flows, the Managing Trustee reduced the level of monthly cash distributions from an annualized rate of $2.52 per Class A Beneficiary Interest (the rate established and paid from the Trust's inception through September 1995) to an annualized rate of $1.26 per Class A Beneficiary Interest commencing in October 1995. In October 1996, the Managing Trustee increased the annualized distribution rate to $1.64 per Class A Beneficiary Interest and expects that the Trust will be able to

                             AFG INVESTMENT TRUST B

                                 FORM 10-Q

                           PART I. FINANCIAL INFORMATION

sustain this distribution rate throughout 1997. For the Class B
Beneficiaries, the Managing Trustee established and paid, from the Trust, an annualized distribution of $0.66 per Class B Beneficiary Interest in August 1997. The Managing Trustee also expects to maintain this distribution throughout 1997. Future distributions with respect to Class B Beneficiaries, will be subordinate to certain distributions to Class A Interests.

    The nature of the Trust's principal cash flows gradually will shift from rental receipts to equipment sale proceeds as the Trust matures. As this occurs, the Trust's cash flows will become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events to maximize the residual value of the Trust's equipment and will consider these factors, in addition to the collection of contractual rents, the retirement of scheduled indebtedness and the Trust's future working capital and equipment requirements, in establishing future cash distribution rates. Ultimately, the Beneficiaries should expect that cash distribution rates will fluctuate over the long term as a result of future remarketing activities.

    Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1997, the Trust declared total cash distributions of Distributable Cash From Operations and Distributable Cash From Sales and Refinancings of $2,003,245. In accordance with the Trust Agreement, as Amended, the Beneficiaries were allocated 90.75% of these distributions, or $1,817,945 ($1,683,795 for Class
A Beneficiaries and $134,150 for Class B Beneficiaries); the Special
Beneficiary was allocated 8.25%, or $165,268; and the Managing Trustee was allocated 1%, or $20,032.

                             AFG INVESTMENT TRUST B

                                   FORM 10-Q

                          PART II. OTHER INFORMATION


Item 1.            Legal Proceedings
                   Response:

                   Refer to Note 8 to the financial statements herein.

Item 2.            Changes in Securities
                   Response:

                   On July 18, 1997, the Trust issued 1,000,961 Class B
                   Interests at $5.00 per interest, generating $5,004,805 in aggregate Class B capital contributions. Class A
                   Beneficiaries purchased 3,588 Class B Interests, generating
                   $17,940 of such aggregate capital contributions, and the Special Beneficiary, EFG, purchased 997,373 Class B
                   Interests, generating $4,986,865 of such aggregate capital contributions. Subsequently, EFG transferred its Class B
                   Interests to a special-purpose company, Equis II Corporation.
                   (See Note 9 to the accompanying financial statements.)

                   The Trust Agreement grants limited voting rights to the Class A Beneficiaries and Class B Beneficiaries. However, each Class A Beneficiary and Class B Beneficiary is entitled to cast one vote for each Interest owned by him or her.
                   Equis II Corporation has voting control of the Trust through its ownership of its Class B Interests.

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

                             AFG Investment Trust B

By:                AFG ASIT Corporation, a Massachusetts corporation and the
                   Managing Trustee of the Registrant.

By:                /s/ Michael J. Butterfield
                   -----------------------------------------------------------
                   Michael J. Butterfield
                   Treasurer of AFG ASIT Corporation
                   (Duly Authorized Officer and Principal Accounting Officer)

Date:              November 14, 1997
                   -----------------------------------------------------------

By:                /s/ Gary M. Romano
                   -----------------------------------------------------------
                   Gary M. Romano
                   Clerk of AFG ASIT Corporation
                   (Duly Authorized Officer and Principal Financial Officer)

Date:              November 14, 1997
                   -----------------------------------------------------------

                                      18