Form 10-Q
period 1998-06-30
AFG INVESTMENT TRUST B
filed 1998-08-14
CIK 879495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from          to




For Quarter Ended June 30, 1998            Commission File No. 0-21390


                             AFG Investment Trust B
             (Exact name of registrant as specified in its charter)

Delaware                                            04-3157230
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                   Identification No.)

88 Broad Street, Boston, MA                                  02110
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (617) 854-5800


 (Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --   ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes_____ No______

                             AFG Investment Trust B

                                    FORM 10-Q

                                      INDEX





                                                                         Page

PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at  June 30, 1998 and December 31, 1997                             3

      Statement of Operations
        for the three and six months ended June 30, 1998 and 1997           4

      Statement of Cash Flows
        for the six months ended June 30, 1998 and 1997                     5

      Notes to the Financial Statements                                  6-14


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       15-19


PART II.  OTHER INFORMATION:

    Items 1 - 6                                                            20


                             AFG Investment Trust B

                         STATEMENT OF FINANCIAL POSITION
                       June 30, 1998 and December 31, 1997

                                   (Unaudited)


                                                                      June 30,               December 31,
                                                                         1998                   1997
ASSETS

Cash and cash equivalents                                         $       4,875,069    $         3,893,242

Restricted cash                                                           3,121,763              3,121,763

Rents receivable                                                             43,701                675,629

Accounts receivable - affiliate                                             150,837                350,009

Equipment at cost, net of accumulated depreciation
   of $14,362,258 and $14,796,020 at June 30, 1998
   and December 31, 1997, respectively                                    7,475,174              9,173,514
                                                                  -----------------    -------------------

        Total assets                                              $      15,666,544    $        17,214,157
                                                                  =================    ===================


LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                                     $       1,103,087    $         2,038,628
Accrued interest                                                              3,820                 27,395
Accrued liabilities                                                         142,474                 11,550
Accrued liabilities - affiliate                                               1,873                 49,597
Deferred rental income                                                       13,084                 35,275
Cash distributions payable to participants                                  235,141                235,577
                                                                  -----------------    -------------------

        Total liabilities                                                 1,499,479              2,398,022
                                                                  -----------------    -------------------

Participants' capital (deficit):
     Managing Trustee                                                        (1,849)                 3,535
     Special Beneficiary                                                    (15,252)                29,162
     Class A Beneficiary Interests (582,017 Interests;
       initial purchase price of $25 each)                               10,526,688             10,864,150
     Class B Beneficiary Interests (1,000,961 Interests;
       initial purchase price of $5 each)                                 4,448,853             4,710,663
     Treasury Interests (83,477 Interests at Cost)                         (791,375)             (791,375)
                                                                  -----------------    ------------------

        Total participants' capital                                      14,167,065             14,816,135
                                                                  -----------------    -------------------

        Total liabilities and participants' capital               $      15,666,544    $        17,214,157
                                                                  =================    ===================




                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust B

                             STATEMENT OF OPERATIONS
            for the three and six months ended June 30, 1998 and 1997

                                   (Unaudited)


                                                            Three Months                          Six Months
                                                           Ended June 30,                       Ended June 30,
                                                          1998             1997               1998            1997
                                                    ---------------  ---------------    --------------  ----------
Income:

    Lease revenue                                   $       589,802  $     1,361,952    $    1,563,454  $    2,710,570

    Interest income                                         100,618           38,874           197,442          78,074

    Gain on sale of equipment                               106,744            3,303            90,033           6,463
                                                    ---------------  ---------------    --------------  --------------

         Total income                                       797,164        1,404,129         1,850,929       2,795,107
                                                    ---------------  ---------------    --------------  --------------


Expenses:

    Depreciation and amortization                           589,271        1,010,685         1,246,030       2,031,113

    Interest expense                                         19,962           70,676            43,447         115,786

    Equipment management fees
      - affiliate                                            29,109           57,244            76,727         114,503

    Operating expenses - affiliate                          188,099           54,942           246,709          96,579
                                                    ---------------  ---------------    --------------  --------------

         Total expenses                                     826,441        1,193,547         1,612,913       2,357,981
                                                    ---------------  ---------------    --------------  --------------


Net income (loss)                                   $       (29,277) $       210,582    $      238,016  $      437,126
                                                    ===============  ===============    ==============  ==============


Net income (loss)
   per Class A Beneficiary Interest                 $            --  $         0.29     $         0.24  $         0.60
                                                    ===============  ==============     ==============  ==============

   per Class B Beneficiary Interest                 $        (0.03)  $           --     $         0.07  $           --
                                                    ==============   ==============     ==============  ==============

Cash distributions declared
   per Class A Beneficiary Interest                 $         0.41   $         0.41     $         0.82  $         0.82
                                                    ==============   ==============     ==============  ==============

   per Class B Beneficiary Interest                 $         0.16   $           --     $         0.33  $           --
                                                    ==============   ==============     ==============  ==============




                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust B

                             STATEMENT OF CASH FLOWS
                 for the six months ended June 30, 1998 and 1997

                                   (Unaudited)

                                                                                             1998              1997
                                                                                        ----------------  -----------
Cash flows from (used in) operating activities:
Net income                                                                         $        238,016  $        437,126

Adjustments to reconcile net income to net cash from operating activities:
        Depreciation and amortization                                                     1,246,030         2,031,113
        Gain on sale of equipment                                                           (90,033)           (6,463)

Changes in assets and liabilities
    Decrease (increase) in:
        rents receivable                                                                    631,928          (382,673)
        accounts receivable - affiliate                                                     199,172           (53,143)
    Increase (decrease) in:
        accrued interest                                                                    (23,575)           21,276
        accrued liabilities                                                                 130,924            (8,250)
        accrued liabilities - affiliate                                                     (47,724)           (9,978)
        deferred rental income                                                              (22,191)           56,076
                                                                                   ----------------  ----------------

           Net cash from operating activities                                             2,262,547         2,085,084
                                                                                   ----------------  ----------------

Cash flows from investing activities:
    Proceeds from equipment sales                                                           542,343            26,384
                                                                                   ----------------  ----------------

           Net cash from investing activities                                               542,343            26,384
                                                                                   ----------------  ----------------

Cash flows used in financing activities:
    Principal payments - notes payable                                                     (935,541)         (936,388)
    Distributions paid                                                                     (887,522)         (600,595)
                                                                                   ----------------  ----------------

           Net cash used in financing activities                                         (1,823,063)       (1,536,983)
                                                                                   ----------------  ----------------

Net increase in cash and cash equivalents                                                   981,827           574,485

Cash and cash equivalents at beginning of period                                          3,893,242         2,829,093
                                                                                   ----------------  ----------------

Cash and cash equivalents at end of period                                         $      4,875,069  $      3,403,578
                                                                                   ================  ================

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest                                    $         67,022  $         94,510
                                                                                   ================  ================





                   The accompanying notes are an integral part
                         of these financial statements.

                             AFG Investment Trust B

                        Notes to the Financial Statements
                                  June 30, 1998

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 1998 and December 31, 1997 and results of operations for the three and six month periods ended June 30, 1998 and 1997 have been made and are reflected.


NOTE 2 - CASH

     At June 30, 1998, the Trust had $7,888,941 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities. Such cash includes $3,121,763 which is classified as Restricted Cash and represents the remaining net proceeds realized from the offering of the Class B Interests less the portion thereof used to pay a special distribution to the Class A Beneficiaries and to redeem Class A Interests (see Notes 8 and 9). A portion of these funds will be used to pay a Class B Capital Distribution (see Note 11). The remainder is expected to be used according to terms negotiated in conjunction with settling the Class Action Lawsuit described in Note 7.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances , the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future non-cancelable rental payments associated with the attendant lease agreements. Future minimum rents of $1,546,323 are due as follows:


     For the year ending June 30,     1999           $        804,363
                                      2000                    294,098
                                      2001                    208,642
                                      2002                    159,480
                                      2003                     79,740
                                                     ----------------

                                     Total           $      1,546,323
                                                     ================



                             AFG Investment Trust B

                        Notes to the Financial Statements

                                   (Continued)


NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Trust at June 30, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 1998 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.


                                                               Remaining
                                                              Lease Term              Equipment
         Equipment Type                                        (Months)                at Cost

Aircraft                                                           0-54            $    8,018,105
Computers and peripherals                                           0-6                 4,072,272
Materials handling                                                 0-27                 3,571,550
Communications                                                      0-6                 2,908,263
General plant and warehouse                                           0                 1,576,077
Construction and mining                                            0-30                   836,390
Manufacturing                                                         0                   449,902
Tractors and heavy duty trucks                                     0-15                   245,851
Trailers/intermodal containers                                        0                   128,443
Photocopying                                                          0                    20,055
Retail store fixtures                                                 0                    10,524
                                                                                   --------------

                                                   Total equipment cost                21,837,432

                                               Accumulated depreciation               (14,362,258)
                                                                                   ---------------
                             Equipment, net of accumulated depreciation            $    7,475,174
                                                                                   ==============


     At June 30, 1998, the Trust's equipment portfolio included equipment having a proportionate original cost of $12,327,808, representing approximately 56% of total equipment cost.

     At June 30, 1998, the cost and net book value of equipment held for sale or re-lease was approximately $7,637,000 and $4,471,000, respectively. This equipment includes the Trust's proportionate interest in a McDonnell Douglas MD-82 aircraft formerly leased to Alaska Airlines, Inc. with a cost and net book value of $6,778,365 and $4,337,129, respectively. The Managing Trustee is currently holding discussions with a potential lessee regarding the re-lease of this aircraft. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.


NOTE 5 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 1998 and 1997, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                             AFG Investment Trust B

                        Notes to the Financial Statements

                                  (Continued)

                                                     1998                   1997
                                                 -------------          --------

     Equipment management fees                   $      76,727          $    114,503
     Administrative charges                             35,262                30,654
     Reimbursable operating expenses
       due to third parties                            211,447                65,925
                                                 -------------          ------------

                                    Total        $     323,436          $    211,082
                                                 =============          ============

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 1998, the Trust was owed $150,837 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in July 1998.

     Refer to Note 8 regarding the purchase of Class B Interests by an affiliate, Equis II Corporation and a change in ownership of the Managing Trustee.


NOTE 6 - NOTES PAYABLE

     Notes payable at June 30, 1998 consisted of installment notes of $1,103,087 payable to banks and institutional lenders. The notes bear interest rates ranging between 5.69% and 6.84%, except for one note which bears a fluctuating interest rate based on LIBOR (5.66% at June 30, 1998) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation of $282,421 at the expiration of the primary lease term related to its interest in an aircraft leased to Reno Air, Inc. The carrying amount of notes payable approximates fair value at June 30, 1998.

     The annual maturities of the notes payable are as follows:


     For the year ending June 30,     1999                 $    399,683
                                      2000                      113,911
                                      2001                      123,188
                                      2002                      133,221
                                      2003                      333,084
                                                           ------------

                                     Total                 $  1,103,087
                                                           ============


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

                             AFG Investment Trust B

                        Notes to the Financial Statements

                                  (Continued)

     The Plaintiffs have asserted, among other things, claims against the Defendants on behalf of the Nominal Defendants for violations of the Securities Exchange Act of 1934, common law fraud, breach of contract, breach of fiduciary duty, and violations of the partnership or trust agreements that govern each of the Nominal Defendants. The Defendants have denied, and continue to deny, that any of them have committed or threatened to commit any violations of law or breached any fiduciary duties to the Plaintiffs or the Nominal Defendants.

     On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and supersedes a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement.

     The Stipulation of Settlement was filed with the Court on July 23, 1998 and remains pending. Ultimately, the Court must review and approve the Stipulation of Settlement prior to its becoming effective. Further, the Stipulation of Settlement prescribes certain conditions necessary to effecting a settlement and contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants (see Note 10). To the extent that the Stipulation of Settlement is approved by the Court, the complete terms thereof will be communicated to all of the beneficiaries (or partners) of the Nominal Defendants.

     There can be no assurance that the Stipulation of Settlement will be approved by the Court. However, the Managing Trustee and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that the Stipulation of Settlement will be approved by the Court. In the absence of a Stipulation of Settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The Managing Trustee and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

     On July 27, 1995, EFG, on behalf of the Trust and other EFG-sponsored investment programs, filed an action in the Commonwealth of Massachusetts Superior Court Department of the Trial Court in and for the County of Suffolk, for damages and declaratory relief against a lessee of the Trust, National Steel Corporation ("National Steel"), under a certain Master Lease Agreement ("MLA") for the lease of certain equipment. EFG is seeking the reimbursement by National Steel of certain sales and/or use taxes paid to the State of Illinois and other remedies provided by the MLA. On August 30, 1995, National Steel filed a Notice of Removal which removed the case to the United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to EFG's Complaint along with Affirmative Defenses and Counterclaims, seeking declaratory relief and alleging breach of contract, implied covenant of good faith and fair dealing and specific performance. EFG filed its Answer to these counterclaims on September 29, 1995. Though the parties discussed settlement with respect to this matter for some time, the negotiations were unsuccessful. Notwithstanding these discussions, EFG filed an Amended and Supplemental Complaint alleging further default under the MLA and EFG filed a motion for Summary Judgment on all claims and counterclaims. The Court held a hearing on EFG's motion in December 1997 and the Court recently entered a decision dismissing certain of National Steel's counterclaims and finding in favor of EFG on certain issues and in favor of National Steel on other issues. The parties have since resumed settlement discussions. The Trust does not anticipate that it will experience any material losses as a result of this action.


NOTE 8 - ISSUANCE OF CLASS B INTERESTS

     On October 26, 1996, the Trust filed a Solicitation Statement with the United States Securities and Exchange Commission (the "SEC") which subsequently was sent to the Beneficiaries pursuant to Regulation 14A of Section 14 of the Securities Exchange Act. The Solicitation Statement sought the consent of the Beneficiaries to a proposed amendment (the "Amendment") to the Amended and Restated Declaration of Trust (the "Trust

                             AFG Investment Trust B

                        Notes to the Financial Statements

                                  (Continued)

Agreement") which would (i) amend the provisions of the Trust Agreement governing the redemption of Beneficiary Interests to permit the Trust to offer to redeem outstanding Beneficiary Interests at such times, in such amounts, in such manner and at such prices as the Managing Trustee might determine from time to time, in accordance with applicable law; and (ii) add a provision to the Trust Agreement that would permit the Trust to issue, at the discretion of the Managing Trustee and without further consent or approval of the Beneficiaries, an additional class of security with such designations, preferences and relative, participating, optional or other special rights, powers and duties as the Managing Trustee might affix. The funds obtained through the issuance of such a security were intended to be used by the Trust to (a) expand redemption opportunities for Beneficiaries without using Trust funds which might otherwise be available for cash distributions; and (b) make a special one-time cash distribution to the Class A Beneficiaries.

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

                             AFG Investment Trust B

                        Notes to the Financial Statements

                                  (Continued)

the Trust. On December 1, 1997, the Trust used an additional $6,080 of such proceeds to purchase 640 additional Class A Interests.


NOTE 10 - SOLICITATION STATEMENT

     On May 5, 1998, the Trust filed a definitive Solicitation Statement with the United States Securities and Exchange Commission in connection with the solicitation by the Trust of the consent of the Beneficiaries to a proposed amendment (the "Amendment") to the Second Amended and Restated Declaration of Trust (the "Trust Agreement"). The Solicitation Statement and Consent of Beneficiary were mailed to all of the Beneficiaries of the Trust on May 6, 1998. The Beneficiaries were requested to use the Consent of Beneficiary to vote on seven proposals and return their votes on or before June 5, 1998. Equis II Corporation, which has voting control of the Trust, agreed to vote all of its Class B Interests in the same manner in which the majority of the Class A Interests were actually voted. Accordingly, the Amendment would be adopted or rejected based upon the voting results of the majority of Class A Interests that were actually voted (including 839 Class A Interests owned by affiliates of EFG), regardless of how few Class A Interests were actually voted.

     The results of the voting are presented herein and reflect that a majority of Class A Interests were voted in favor of each of the proposals. Therefore, the Trust Agreement will be amended to (i) broaden the Trust's stated investment policies and objectives and permit the Trust to invest in assets other than leased equipment and (ii) modify the Trust's financing provisions to eliminate any cap on the amount of aggregate Trust indebtedness and permit the Trust to use cross-collateralized and other recourse debt structures.

     In addition, subject to attaining a settlement in the Class Action Lawsuit described in Note 7 herein, the Trust Agreement will be modified in the following principal respects: (i) the Trust will pay a Special Cash Distribution to the Class A Beneficiaries of record as of September 1, 1997, or to their successors or assigns, totaling $500,709 (or approximately $0.75 per Class A Beneficiary Interest) using a portion of the Class B capital contributions that otherwise would be distributed as a Class B Capital Distribution to Equis II Corporation, the parent company of the Managing Trustee and an affiliate of EFG;
(ii) Equis II Corporation will be required to reduce its prospective Class B Capital Distributions by $1,126,596 and treat such amount as a long-term equity investment in the Trust; (iii) certain voting restrictions will be placed upon the Class B Interests owned by Equis II Corporation; (iv) the Trust's reinvestment period, which originally expired on September 8, 1996, will be reinstated until December 31, 2001; and (v) acquisition fees paid to EFG in connection with reinvestment assets acquired after the Amendment date will be reduced from a maximum of 3% to 1% and management fees earned in connection with such assets will be reduced from a maximum of 5% to 2%.

     The voting results submitted by the Beneficiaries on the Consent of Beneficiary forms returned to the Managing Trustee in connection with the Solicitation Statement are summarized below:

                             AFG Investment Trust B

                        Notes to the Financial Statements

                                  (Continued)

Proposal 1. Subject to attaining a settlement in the Class Action Lawsuit, provide for a special cash distribution to Class A Beneficiaries.

                                                                 Class A Interests         Class B Interests

Total Interests of record                                                  582,657                 1,000,961
Total votes returned                                                       254,205                   999,029
Percentage returned                                                          43.6%                     99.8%
Votes in favor                                                             234,160                   999,029
Percentage (of total returned) in favor                                      92.1%                      100%
Votes against                                                                9,800                         0
Percentage (of total returned) against                                        3.9%                         0
Votes abstaining                                                            10,245                         0
Percentage (of total returned) abstaining                                     4.0%                         0


Proposal 2. Subject to attaining a settlement in the Class Action Lawsuit, provide for an additional commitment of funds to the Trust by Equis II Corporation.


                                                                 Class A Interests         Class B Interests

Total Interests of record                                                  582,657                 1,000,961
Total votes returned                                                       254,205                   999,029
Percentage returned                                                          43.6%                     99.8%
Votes in favor                                                             232,720                   999,029
Percentage (of total returned) in favor                                      91.6%                      100%
Votes against                                                               11,240                         0
Percentage (of total returned) against                                        4.4%                         0
Votes abstaining                                                            10,245                         0
Percentage (of total returned) abstaining                                     4.0%                         0


Proposal 3. Permit the Trust to acquire property in addition to equipment.


                                                                 Class A Interests         Class B Interests

Total Interests of record                                                  582,657                 1,000,961
Total votes returned                                                       254,205                   999,029
Percentage returned                                                          43.6%                     99.8%
Votes in favor                                                             224,400                   999,029
Percentage (of total returned) in favor                                      88.3%                      100%
Votes against                                                               17,760                         0
Percentage (of total returned) against                                        7.0%                         0
Votes abstaining                                                            12,045                         0
Percentage (of total returned) abstaining                                     4.7%                         0


                             AFG Investment Trust B

                        Notes to the Financial Statements

                                  (Continued)

Proposal 4.  Extend the Trust's reinvestment period.


                                                                 Class A Interests         Class B Interests

Total Interests of record                                                  582,657                 1,000,961
Total votes returned                                                       254,205                   999,029
Percentage returned                                                          43.6%                     99.8%
Votes in favor                                                             218,882                   999,029
Percentage (of total returned) in favor                                      86.1%                      100%
Votes against                                                               19,678                         0
Percentage (of total returned) against                                        7.7%                         0
Votes abstaining                                                            15,645                         0
Percentage (of total returned) abstaining                                     6.2%                         0


Proposal 5. Modify certain fees payable to the Managing Trustee and EFG.


                                                                 Class A Interests         Class B Interests

Total Interests of record                                                  582,657                 1,000,961
Total votes returned                                                       254,205                   999,029
Percentage returned                                                          43.6%                     99.8%
Votes in favor                                                             228,880                   999,029
Percentage (of total returned) in favor                                      90.0%                      100%
Votes against                                                               12,360                         0
Percentage (of total returned) against                                        4.9%                         0
Votes abstaining                                                            12,965                         0
Percentage (of total returned) abstaining                                     5.1%                         0


Proposal 6. Subject to attaining a settlement in the Class Action Lawsuit, impose voting restrictions on Class B Interests.


                                                                 Class A Interests         Class B Interests

Total Interests of record                                                  582,657                 1,000,961
Total votes returned                                                       254,205                   999,029
Percentage returned                                                          43.6%                     99.8%
Votes in favor                                                             229,121                   999,029
Percentage (of total returned) in favor                                      90.1%                      100%
Votes against                                                               12,519                         0
Percentage (of total returned) against                                        4.9%                         0
Votes abstaining                                                            12,565                         0
Percentage (of total returned) abstaining                                     5.0%                         0


                             AFG Investment Trust B

                        Notes to the Financial Statements

                                  (Continued)

Proposal 7. Remove the current limitations on the amount and terms of the debt the Trust may incur and modify the requirements with respect to joint ventures.


                                                                 Class A Interests         Class B Interests

Total Interests of record                                                  582,657                 1,000,961
Total votes returned                                                       254,205                   999,029
Percentage returned                                                          43.6%                     99.8%
Votes in favor                                                             219,199                   999,029
Percentage (of total returned) in favor                                      86.2%                      100%
Votes against                                                               17,641                         0
Percentage (of total returned) against                                        7.0%                         0
Votes abstaining                                                            17,365                         0
Percentage (of total returned) abstaining                                     6.8%                         0



NOTE 11 - SUBSEQUENT EVENT

     The Managing Trustee and certain of its affiliates were named as defendants in the Class Action Lawsuit discussed in Note 7 herein. In connection with this litigation and subject to a settlement being effected, the Managing Trustee has agreed to adopt certain modifications to the Trust Agreement as described in the Solicitation Statement referred to in Note 10 herein. One aspect of the proposed settlement would result in using of a portion of Equis II Corporation's Class B Capital Contribution to the Trust to (i) pay a second special cash distribution to Class A Beneficiaries totaling $500,709, approximately $.75 per Class A Interest, and (ii) invest $1,126,596 in the Trust's long-term business activities. The remainder of the Class B Capital Contributions (not otherwise used to repurchase Class A Interests in the Tender Offer closed on October 10, 1997 or to pay for offering and related costs associated with the Class B Interests or to pay the first special cash distribution), $1,500,540 in total, was returned to Equis II Corporation and the other third party Class B capital contributors on July 6, 1998.

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


Three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997:

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


Results of Operations

     For the three and six months ended June 30, 1998, the Trust recognized lease revenue of $589,802 and $1,563,454, respectively, compared to $1,361,952 and $2,710,570 for the same periods in 1997. The decrease in lease revenue from 1997 to 1998 is due to primary lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future is expected to be impacted by the Amendment to the Trust Agreement described in
Note 8 to the accompanying financial statements; however, the extent of such impact cannot be determined at this time.

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

     Interest income for the three and six months ended June 30, 1998 was $100,618 and $197,442, respectively, compared to $38,874 and $78,074 for the same periods in 1997. Generally, interest income is generated from the temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income in 1998 includes interest earned on unexpended proceeds resulting from the issuance of Class B Interests (see below). Future interest income will fluctuate in relation to prevailing interest rates, the collection of lease revenue and the proceeds from equipment sales.

     During the three and six months ended June 30, 1998, the Trust sold equipment having a net book value of $285,905 and $452,310, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes of $106,744 and $90,033, respectively, compared to a net gain for the same periods in 1997 of $3,303 and $6,463 on equipment having a net book value of $8,367 and $19,921, respectively.

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

     Depreciation and amortization expense for the three and six months ended June 30, 1998 was $589,271 and $1,246,030, respectively, compared to $1,010,685 and $2,031,113 for the same periods in 1997. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $19,962 and $43,447 or 3.4% and 2.8% of lease revenue for the three and six months ended June 30, 1998, respectively, compared to $70,676 and $115,786 or 5.2% and 4.3% of lease revenue for the same periods in 1997. In the future, interest expense is expected to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees were approximately 4.9% of lease revenue for each of the three and six month periods ended June 30, 1998 compared to 4.2% for each of the same periods in 1997. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Operating expenses were $188,099 and $246,709 for the three and six months ended June 30, 1998, respectively, compared to $54,942 and $96,579 for the same periods in 1997. During the six months ended June 30, 1998, the Trust accrued $108,000 for certain legal expenses related to the Class Action Lawsuit described in Note 7 to the financial statements. Additionally, operating expenses increased from 1997 to 1998 due to professional service costs incurred in connection with the Solicitation Statement described in Note 10 to the accompanying financial statements. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


Liquidity and Capital Resources and Discussion of Cash Flows

     The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,262,547 and $2,085,084 for the six months ended June 30, 1998 and 1997, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's primary-term lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Trust experiences a higher frequency of remarketing events.

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

     Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 1998, the Trust realized equipment sale proceeds of $542,343 compared to $26,384 during the same period in 1997. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

     The Trust obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as components of financing activities. Each note payable is recourse only to the specific equipment financed and to the minimum rental payments contracted to be received during the debt amortization period (which period generally coincides with the lease rental term). As rental payments are collected, a portion or all of the rental payment is used to repay the associated indebtedness. In future periods, the amount of cash used to repay debt obligations will decline as the principal balance of notes payable is reduced through the collection and application of rents. However, the Trust has a balloon payment obligation of $282,421 at the expiration of the primary lease term related to its interest in an aircraft leased to Reno Air, Inc.

     For financial reporting purposes, the Managing Trustee and the Special Beneficiary each has accumulated a capital deficit at June 30, 1998. This is the result of aggregate cash distributions to these Participants being in excess of their aggregate capital contributions ($1,000 each) and their respective allocations of financial statement net income or loss. Ultimately, the existence of a capital deficit for the Managing Trustee or the Special Beneficiary for financial reporting purposes is not indicative of any further capital obligations to the Trust by either the Managing Trustee or the Special Beneficiary. However, for income tax purposes, the Trust Agreement requires that income be allocated first to those Participants having negative tax capital account balances so as to eliminate any such balances. In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. At December 31, 1997, the Managing Trustee had a positive tax capital account balance. No such requirement exists with respect to the Special Beneficiary.

     At June 30, 1998, the Trust had aggregate future minimum lease payments of $1,546,323 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $1,103,087 (see Note 6 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets become available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

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

     On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust. On October 10, 1997, the Trust used $785,295 of the net proceeds realized from the issuance of the Class B Interests to purchase 82,837 of the Class A Interests tendered as a result of the offer. On December 1, 1997, the Trust used an additional $6,080 of such proceeds to purchase 640 additional Class A Interests. The remaining net proceeds from the Class B offering of $3,121,763 will be used to pay a Class B Capital Distribution and according to terms negotiated in connection with settling the Class Action Lawsuit described in Note 7 (see also Notes 9, 10 and 11 to the accompanying financial statements).

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

     It is the intention of the Managing Trustee to maintain a cash distribution level that is consistent with the operating cash flows of the Trust and to optimize the long-term value of the Trust. A distribution level that is higher than the Trust's operating cash flows could compromise the Trust's working capital position, as well as its ability to refurbish or upgrade equipment in response to lessee requirements or other market circumstances. Accordingly, in order to better align monthly cash distributions with the Trust's operating cash flows, the Managing Trustee reduced the level of monthly cash distributions from an annualized rate of $2.52 per Class A Interest (the rate established and paid from the Trust's inception through September 1995) to an annualized rate of $1.26 per Class A Interest commencing in October 1995. In October 1996, the Managing Trustee increased the annualized distribution rate to $1.64 per Class A Interest and has sustained this distribution rate throughout 1997 and the six months ended June 30, 1998. For the Class B Beneficiaries, the Managing Trustee established and paid, from the Trust, an annualized distribution of $0.66 per Class B Interest commencing July 18, 1997. Future distributions with respect to Class B Interests, will be subordinate to certain distributions with respect to Class A Interests.

     Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the six months ended June 30, 1998, the Trust declared total cash distributions of $887,086. The Beneficiaries were allocated $804,982 ($476,672 for Class A Beneficiaries and $328,310 for Class B Beneficiaries); the Special Beneficiary was allocated $73,228; and the Managing Trustee was allocated $8,876.

     The nature of the Trust's principal cash flows gradually will shift from rental receipts to equipment sale proceeds as the Trust matures. As this occurs, the Trust's cash flows will become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events to maximize the residual value of the Trust's equipment and will consider these factors, in addition to the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital and equipment requirements, in establishing future cash distribution rates. Ultimately, the Beneficiaries should expect that cash distribution rates will fluctuate over the long term as a result of future remarketing activities.

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



                             AFG Investment Trust B


                               By: AFG ASIT Corporation, a Massachusetts corporation and the Managing Trustee of the Registrant.


                               By:      /s/  Michael J. Butterfield
                                        ---------------------------------------
                                        Michael J. Butterfield
                                        Treasurer AFG ASIT Corporation
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)


                               Date:    August 14, 1998
                                        ---------------------------------------


                               By:      /s/  Gary Romano
                                        ---------------------------------------
                                        Gary M. Romano
                                        Clerk of AFG ASIT Corporation
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)


                               Date:    August 14, 1998
                                        ---------------------------------------