Form 10-Q
period 1998-09-30
AFG INVESTMENT TRUST B
filed 1998-11-17
CIK 879495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended  September 30, 1998
                               -----------------------------------------------

                                       OR

/  / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------      -----------------------


For Quarter Ended September 30, 1998               Commission File No. 0-21390


                             AFG Investment Trust B
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                      04-3157230
-----------------------------------------                  -------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                            Identification No.)

88 Broad Street, Boston, MA                                      02110
----------------------------------------                   -------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code  (617) 854-5800
                                                  ----------------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

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

                             AFG Investment Trust B

                                    FORM 10-Q

                                      INDEX


                                                                              Page
                                                                              ----
PART I.  FINANCIAL INFORMATION:

    Item 1 Financial Statements

      Statement of Financial Position
        at September 30, 1998 and December 31, 1997                            3

      Statement of Operations
        for the three and nine months ended September 30, 1998 and 1997        4

      Statement of Cash Flows
        for the nine months ended September 30, 1998 and 1997                  5

      Notes to the Financial Statements                                       6-12


    Item 2 Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               13-18


PART II.  OTHER INFORMATION:

    Items 1 - 6                                                               19


                             AFG Investment Trust B

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1998 and December 31, 1997

                                   (Unaudited)


                                                           September 30,    December 31,
                                                               1998             1997
                                                           ------------    -------------
ASSETS

Cash and cash equivalents                                  $  5,831,261    $  3,893,242

Restricted cash                                               1,621,224       3,121,763

Rents receivable                                                 52,382         675,629

Accounts receivable - affiliate                                 123,358         350,009

Equipment at cost, net of accumulated depreciation
 of $11,942,792 and $14,796,020 at September 30, 1998
 and December 31, 1997, respectively                          6,898,687       9,173,514
                                                           ------------    -------------

        Total assets                                       $ 14,526,912    $ 17,214,157
                                                           ------------    -------------
                                                           ------------    -------------

LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                              $    938,379    $  2,038,628
Accrued interest                                                  3,061          27,395
Accrued liabilities                                             212,283          11,550
Accrued liabilities - affiliate                                  30,510          49,597
Deferred rental income                                           30,687          35,275
Cash distributions payable to participants                      218,681         235,577
                                                           ------------    -------------

  Total liabilities                                           1,433,601       2,398,022
                                                           ------------    -------------

Participants' capital:
     Managing Trustee                                             7,667           3,535
     Special Beneficiary                                         63,254          29,162
     Class A Beneficiary Interests (582,017 Interests;
       initial purchase price of $25 each)                   10,377,626      10,864,150
     Class B Beneficiary Interests (1,000,961 Interests;
       initial purchase price of $5 each)                     3,436,139       4,710,663
     Treasury Interests (83,477 Interests at Cost)             (791,375)       (791,375)
                                                           ------------    -------------

        Total participants' capital                          13,093,311      14,816,135
                                                           ------------    -------------

        Total liabilities and participants' capital        $ 14,526,912    $ 17,214,157
                                                           ------------    -------------
                                                           ------------    -------------



                  The accompanying notes are an integral part
                         of these financial statements

                             AFG Investment Trust B

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1998 and 1997

                                   (Unaudited)


                                            Three Months              Nine Months
                                         Ended September 30,       Ended September 30,
                                          1998        1997         1998         1997
                                      ----------   ----------   ----------   ----------
Income:

    Lease revenue                     $  618,551   $1,281,262   $2,182,005   $3,991,832

    Interest income                       95,990       88,279      293,432      166,353

    Gain on sale of equipment            800,517      118,513      890,550      124,976
                                      ----------   ----------   ----------   ----------

         Total income                  1,515,058    1,488,054    3,365,987    4,283,161
                                      ----------   ----------   ----------   ----------


Expenses:

    Depreciation and amortization        470,031      956,700    1,716,061    2,987,813

    Interest expense                      17,635       43,933       61,082      159,719

    Equipment management fees
      - affiliate                         29,582       56,211      106,309      170,714

    Operating expenses - affiliate       177,658      117,848      424,367      214,427
                                      ----------   ----------   ----------   ----------

         Total expenses                  694,906    1,174,692    2,307,819    3,532,673
                                      ----------   ----------   ----------   ----------


Net income                            $  820,152   $  313,362   $1,058,168   $  750,488
                                      ----------   ----------   ----------   ----------
                                      ----------   ----------   ----------   ----------


Net income
   per Class A Beneficiary Interest   $     0.15   $     --     $     0.39   $     0.60
                                      ----------   ----------   ----------   ----------
                                      ----------   ----------   ----------   ----------

   per Class B Beneficiary Interest   $     0.61   $     --     $     0.67   $     --
                                      ----------   ----------   ----------   ----------
                                      ----------   ----------   ----------   ----------

Cash distributions declared
   per Class A Beneficiary Interest   $     0.41   $     1.71   $     1.23   $     2.53
                                      ----------   ----------   ----------   ----------
                                      ----------   ----------   ----------   ----------

   per Class B Beneficiary Interest   $     1.62   $     0.13   $     1.95   $     0.13
                                      ----------   ----------   ----------   ----------
                                      ----------   ----------   ----------   ----------



                  The accompanying notes are an integral part
                         of these financial statements

                             AFG Investment Trust B

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1998 and 1997

                                   (Unaudited)



                                                        1998           1997
                                                    -----------    ------------
Cash flows from (used in) operating activities:
Net income                                          $ 1,058,168    $   750,488

Adjustments to reconcile net income to net
 cash from operating activities:
  Depreciation and amortization                       1,716,061      2,987,813
  Gain on sale of equipment                            (890,550)      (124,976)

Changes in assets and liabilities
 Decrease (increase) in:
  rents receivable                                      623,247        (37,021)
  accounts receivable - affiliate                       226,651        (85,480)
 Increase (decrease) in:
  accrued interest                                      (24,334)        (9,760)
  accrued liabilities                                   200,733           (750)
  accrued liabilities - affiliate                       (19,087)         5,946
  deferred rental income                                 (4,588)        46,351
                                                    -----------    ------------

     Net cash from operating activities               2,886,301      3,532,611
                                                    -----------    ------------

Cash flows from investing activities:
 Proceeds from equipment sales                        1,449,316        264,503
                                                    -----------    ------------

     Net cash from investing activities               1,449,316        264,503
                                                    -----------    ------------

Cash flows from (used in) financing activities:
 Proceeds from capital contributions                       --        5,004,805
 Payment of offering costs                                 --          (50,048)
 Restricted cash                                      1,500,539           --
 Principal payments - notes payable                  (1,100,249)    (1,784,875)
 Distributions paid                                  (2,797,888)    (1,967,866)
                                                    -----------    ------------

     Net cash from (used in) financing activities    (2,397,598)     1,202,016
                                                    -----------    ------------

Net increase in cash and cash equivalents             1,938,019      4,999,130

Cash and cash equivalents at beginning of period      3,893,242      2,829,093
                                                    -----------    ------------

Cash and cash equivalents at end of period          $ 5,831,261    $ 7,828,223
                                                    -----------    ------------
                                                    -----------    ------------

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest          $    85,416    $   169,479
                                                    -----------    ------------
                                                    -----------    ------------



                  The accompanying notes are an integral part
                         of these financial statements

                             AFG Investment Trust B

                        Notes to the Financial Statements
                               September 30, 1998

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

    In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1998 and December 31, 1997 and results of operations for the three and nine month periods ended September 30, 1998 and 1997 have been made and are reflected.


NOTE 2 - CASH

    At September 30, 1998, the Trust had $7,341,970 invested in federal agency discount notes and reverse repurchase agreements secured by U.S. Treasury Bills or interests in U.S. Government securities. Such cash includes $1,621,224 which is classified as Restricted Cash and represents the remaining net proceeds realized from the offering of the Class B Interests less ( i ) the portion thereof used to pay a special distribution to the Class A Beneficiaries and to redeem Class A Interests (see Notes 8 and 9) and ( ii ) the portion thereof used to pay a capital distribution to the Class B Beneficiaries (see Note 11). The remainder is expected to be used according to terms negotiated in conjunction with settling the Class Action Lawsuit described in Note 7.


NOTE 3 - REVENUE RECOGNITION

    Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances , the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future non-cancelable rental payments associated with the attendant lease agreements. Future minimum rents of $1,289,830 are due as follows:


      For the year ending September 30, 1999     $   616,830
                                        2000         288,954
                                        2001         184,696
                                        2002         159,480
                                        2003          39,870
                                                 ------------
                                        Total    $ 1,289,830
                                                 ------------
                                                 ------------


                             AFG Investment Trust B

                        Notes to the Financial Statements

                                   (Continued)


NOTE 4 - EQUIPMENT

    The following is a summary of equipment owned by the Trust at September 30, 1998. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 1998 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of Equis Financial Group Limited Partnership ("EFG"), the acquisition cost of the equipment did not exceed its fair market value.


                                                                               Remaining
                                                                               Lease Term   Equipment
   Equipment Type                                                               (Months)     at Cost
---------------------------------                                              ----------  -----------
Aircraft                                                                          0-51     $ 8,018,106
Computers and peripherals                                                          0-3       3,968,812
Materials handling                                                                0-24       3,312,659
Communications                                                                     0-3       2,908,262
Tractors and heavy duty trucks                                                    0-12         233,847
Construction and mining                                                           0-27         219,162
Trailers/intermodal containers                                                       0         128,443
Manufacturing                                                                        0          41,694
Retail store fixtures                                                                0          10,494
                                                                                           -----------

                                                   Total equipment cost                     18,841,479

                                               Accumulated depreciation                    (11,942,792)
                                                                                           -----------
                             Equipment, net of accumulated depreciation                    $ 6,898,687
                                                                                           -----------
                                                                                           -----------



    At September 30, 1998, the Trust's equipment portfolio included equipment having a proportionate original cost of $12,511,715, representing approximately 66% of total equipment cost.

    At September 30, 1998, the cost and net book value of equipment held for sale or re-lease was approximately $8,249,000 and $4,404,000, respectively. This equipment includes the Trust's proportionate interest in a McDonnell Douglas MD-82 aircraft formerly leased to Alaska Airlines, Inc. with a cost and net book value of $6,778,365 and $4,243,617, respectively. The Managing Trustee is currently holding discussions with a potential lessee regarding the re-lease of this aircraft. Certain costs may be required to prepare this aircraft for re-lease, a portion of which may be the obligation of the former lessee. The remainder of such costs would be incurred by the Trust and other affiliated equipment leasing programs in proportion to their ownership interests in the aircraft. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.


NOTE 5 - RELATED PARTY TRANSACTIONS

    All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 1998 and 1997, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                             AFG Investment Trust B

                        Notes to the Financial Statements

                                   (Continued)



                                          1998      1997
                                       --------   --------
Reimbursement of offering costs        $   --     $ 50,048
Equipment management fees               106,309    170,714
Administrative charges                   52,893     48,285
Reimbursable operating expenses
    due to third parties                371,474    166,142
                                       --------   --------

                               Total   $530,676   $435,189
                                       --------   --------
                                       --------   --------




    All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 1998, the Trust was owed $123,358 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 1998.

    Refer to Note 8 regarding the purchase of Class B Interests by an affiliate, Equis II Corporation and a change in ownership of the Managing Trustee.


NOTE 6 - NOTES PAYABLE

    Notes payable at September 30, 1998 consisted of installment notes of $938,379 payable to banks and institutional lenders. The notes bear interest rate of 5.69%, except for one note which bears a fluctuating interest rate based on LIBOR (5.59% at September 30, 1998) plus a margin. All of the installment notes are non-recourse and are collateralized by the equipment and assignment of the related lease payments. Generally, the installment notes will be fully amortized by noncancellable rents. However, the Trust has a balloon payment obligation of $282,421 at the expiration of the primary lease term related to its interest in an aircraft leased to Reno Air, Inc. The carrying amount of notes payable approximates fair value at September 30, 1998.

    The annual maturities of the notes payable are as follows:


      For the year ending September 30, 1999     $   261,019
                                        2000         116,162
                                        2001         125,623
                                        2002         135,855
                                        2003         299,720
                                                 -----------
                                        Total    $   938,379
                                                 -----------
                                                 -----------


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

                             AFG Investment Trust B

                        Notes to the Financial Statements

                                   (Continued)


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

    On July 16, 1998, counsel for the Defendants and the Plaintiffs executed a Stipulation of Settlement setting forth the terms pursuant to which a settlement of the Class Action Lawsuit is intended to be achieved and which, among other things, is expected to reduce the burdens and expenses attendant to continuing litigation. The Stipulation of Settlement was based upon and supersedes a Memorandum of Understanding between the parties dated March 9, 1998 which outlined the terms of a possible settlement. The Stipulation of Settlement was filed with the Court on July 23, 1998. On August 20, 1998, the Court issued its "Order Preliminarily Approving Settlement, Conditionally Certifying Settlement Class and Providing for Notice of, and Hearing on, the Proposed Settlement".

    The Stipulation of Settlement prescribes certain conditions necessary to effecting the settlement and contemplates various changes that, if effected, would alter the future operations of the Nominal Defendants (see Note 10). The Stipulation of Settlement is subject to change pending a final ruling by the Court that will be preceded by a hearing open to all interested parties. The Court has scheduled a hearing date for December 11, 1998. Currently, it is anticipated that a request for extension will be filed with the Court to permit, among other things, sufficient time to complete certain regulatory review requirements. Class members will be notified of the final hearing date in advance. To the extent that the Court issues a final order with respect to the Stipulation of Settlement, the complete terms thereof will be communicated to all of the beneficiaries (or partners) of the Nominal Defendants.

    There can be no assurance that the Court will issue a final order approving the Stipulation of Settlement. However, the Managing Trustee and its affiliates, in consultation with counsel, concur that there is a reasonable basis to believe that a final settlement will be achieved. However, in the absence of a final settlement approved by the Court, the Defendants intend to defend vigorously against the claims asserted in the Class Action Lawsuit. The Managing Trustee and its affiliates cannot predict with any degree of certainty the ultimate outcome of such litigation.

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

                             AFG Investment Trust B

                        Notes to the Financial Statements

                                   (Continued)


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

                             AFG Investment Trust B

                        Notes to the Financial Statements

                                   (Continued)


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

    The results of the voting reflect that a majority of Class A Interests voted in favor of each of the proposals. Therefore, the Trust Agreement was amended to
(i) broaden the Trust's stated investment policies and objectives and permit the Trust to invest in assets other than leased equipment and (ii) modify the Trust's financing provisions to eliminate any cap on the amount of aggregate Trust indebtedness and permit the Trust to use cross-collateralized and other recourse debt structures.

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

                             AFG Investment Trust B

                        Notes to the Financial Statements

                                   (Continued)


NOTE 11 - CLASS B CAPITAL DISTRIBUTION

    The Managing Trustee and certain of its affiliates were named as defendants in the Class Action Lawsuit discussed in Note 7 herein. In connection with this litigation and subject to a settlement being effected, the Managing Trustee has agreed to adopt certain modifications to the Trust Agreement as described in the Solicitation Statement referred to in Note 10 herein. One aspect of the proposed settlement would result in using of a portion of Equis II Corporation's Class B Capital Contribution to the Trust to (i) pay a second special cash distribution to Class A Beneficiaries totaling $500,709, approximately $.75 per Class A Interest, and (ii) invest $1,126,596 in the Trust's long-term business activities. The remainder of the Class B Capital Contributions (not otherwise used to repurchase Class A Interests in the Tender Offer closed on October 10, 1997 or to pay for offering and related costs associated with the Class B Interests or to pay the first special cash distribution), $1,500,539 in total, was returned to Equis II Corporation and the other third-party Class B capital contributors on July 6, 1998.

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


Year 2000 Issue

    The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Trust uses information systems provided by EFG and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. Presently, EFG anticipates completing its Year 2000 project by December 31, 1998 at a di minimus cost to the Trust. Aggregate costs for the entire project are anticipated to be less than $50,000, all of which will have been expensed as incurred.

    EFG's primary information software was coded by IBM at the point of original design to use a four-digit field to identify calendar year. All of the Trust's lease billings, cash receipts and equipment remarketing processes are performed using this proprietary software. In addition, EFG has gathered information about the Year 2000 readiness of significant vendors and third party servicers and continues to monitor developments in this area. All of EFG's peripheral computer technologies, such as its network operating system and third-party software applications, including payroll, depreciation processing, and electronic banking, have been evaluated for potential programming changes and are expected to require only minor modifications to function properly with respect to dates in the year 2000 and thereafter. Moreover, EFG understands that each of its and the Trust's significant vendors and third-party servicers are in the process, or have completed the process, of making their systems Year 2000 compliant. Substantially all parties queried have indicated that their systems will be Year 2000 compliant by the end of 1998. Presently, EFG is not aware of any outside customer with a Year 2000 Issue that would have a material effect on the Trust's results of operations, liquidity, or financial position. However, non-compliance on the part of a lessee could, under a worse case scenario, result in lost revenues to the Trust.

    EFG believes that its Year 2000 compliance plan will be effective in resolving all material Year 2000 risks in a timely manner and that the Year 2000 Issue will not pose significant operational problems with respect to its computer systems or result in a system failure or disruption of its or the Trust's business operations. However, EFG has no means of ensuring that all customers, vendors and third-party servicers will conform ultimately to Year 2000 standards. The effect of this risk to the Trust is not determinable.

                             AFG Investment Trust B

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997:

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


Results of Operations

    For the three and nine months ended September 30, 1998, the Trust recognized lease revenue of $618,551 and $2,182,005, respectively, compared to $1,281,262 and $3,991,832 for the same periods in 1997. The decrease in lease revenue from 1997 to 1998 is due to primary lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future is expected to be impacted by the Amendment to the Trust Agreement described in
Note 8 to the accompanying financial statements; however, the extent of such impact cannot be determined at this time.

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

    Interest income for the three and nine months ended September 30, 1998 was $95,990 and $293,432, respectively, compared to $88,279 and $166,353 for the same periods in 1997. Generally, interest income is generated from the temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income in 1998 includes interest earned on unexpended proceeds resulting from the issuance of Class B Interests (see below). Future interest income will fluctuate in relation to prevailing interest rates, the collection of lease revenue and the proceeds from equipment sales.

    During the three and nine months ended September 30, 1998, the Trust sold equipment having a net book value of $106,456 and $558,766, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes of $800,517 and $890,550, respectively, compared to a net gain for the same periods in 1997 of $118,513 and $124,976 on equipment having a net book value of $119,606 and $139,527, respectively.

                             AFG Investment Trust B

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

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

    Depreciation and amortization expense for the three and nine months ended September 30, 1998 was $470,031 and $1,716,061, respectively, compared to $956,700 and $2,987,813 for the same periods in 1997. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

    Interest expense was $17,635 and $61,082 or 2.9% and 2.8% of lease revenue for the three and nine months ended September 30, 1998, respectively, compared to $43,933 and $159,719 or 3.4% and 4% of lease revenue for the same periods in 1997. In the future, interest expense is expected to decline in amount and as a percentage of lease revenue as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

    Management fees were approximately 4.8% and 4.9% of lease revenue for the three and nine month periods ended September 30, 1998, respectively, compared to 4.4% and 4.3% for the same periods in 1997. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases.

    Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Operating expenses were $177,658 and $424,367 for the three and nine months ended September 30, 1998, respectively, compared to $117,848 and $214,427 for the same periods in 1997. During the nine months ended September 30, 1998, the Trust accrued $108,000 for certain legal expenses related to the Class Action Lawsuit described in Note 7 to the financial statements. Additionally, operating expenses increased from 1997 to 1998 due to professional service costs incurred in connection with the Solicitation Statement described in Note 10 to the accompanying financial statements. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

                             AFG Investment Trust B

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


Liquidity and Capital Resources and Discussion of Cash Flows

    The Trust by its nature is a limited life entity which was established for specific purposes described in the preceding "Overview". As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $2,886,301 and $3,532,611 for the nine months ended September 30, 1998 and 1997, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's primary-term lease revenue and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities will also decline as the Trust experiences a higher frequency of remarketing events.

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

    Cash realized from asset disposal transactions is reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1998, the Trust realized equipment sale proceeds of $1,449,316 compared to $264,503 during the same period in 1997. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

                             AFG Investment Trust B

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


    At September 30, 1998, the Trust had aggregate future minimum lease payments of $1,289,830 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $938,379 (see Note 6 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets becomes available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash outflows to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

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

    On August 7, 1997, the Trust commenced an offer to purchase up to 45% of the outstanding Class A Beneficiary Interests of the Trust. On October 10, 1997, the Trust used $785,295 of the net proceeds realized from the issuance of the Class B Interests to purchase 82,837 of the Class A Interests tendered as a result of the offer. On December 1, 1997, the Trust used an additional $6,080 of such proceeds to purchase 640 additional Class A Interests. On July 6, 1998, the Trust used $1,500,539 of such proceeds to pay a capital distribution to the Class B Beneficiaries. The remaining net proceeds from the Class B offering of $1,621,224 will be used according to terms negotiated in connection with settling the Class Action Lawsuit described in Note 7 (see also Notes 9, 10 and 11 to the accompanying financial statements).

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

                             AFG Investment Trust B

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


the assets, and many other events and circumstances, could enhance or detract from individual asset yields and the collective performance of the Trust's equipment portfolio.

    It is the intention of the Managing Trustee to maintain a cash distribution level that is consistent with the operating cash flows of the Trust and to optimize the long-term value of the Trust. A distribution level that is higher than the Trust's operating cash flows could compromise the Trust's working capital position, as well as its ability to refurbish or upgrade equipment in response to lessee requirements or other market circumstances. Accordingly, in order to better align monthly cash distributions with the Trust's operating cash flows, the Managing Trustee reduced the level of monthly cash distributions from an annualized rate of $2.52 per Class A Interest (the rate established and paid from the Trust's inception through September 1995) to an annualized rate of $1.26 per Class A Interest commencing in October 1995. In October 1996, the Managing Trustee increased the annualized distribution rate to $1.64 per Class A Interest and has sustained this distribution rate throughout 1997 and the nine months ended September 30, 1998. For the Class B Beneficiaries, the Managing Trustee established and paid, from the Trust, an annualized distribution of $0.66 per Class B Interest commencing July 18, 1997. Future distributions with respect to Class B Interests, will be subordinate to certain distributions with respect to Class A Interests.

    Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1998, the Trust declared total cash distributions of $2,780,992. The Beneficiaries were allocated $2,662,550 ($715,008 for Class A Beneficiaries and $1,947,542 for Class B Beneficiaries); the Special Beneficiary was allocated $105,637; and the Managing Trustee was allocated $12,805.

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



                             AFG Investment Trust B


                             By: AFG ASIT Corporation, a Massachusetts
                                 corporation and the Managing Trustee of
                                 the Registrant.


                             By: /s/  Michael J. Butterfield
                                 ---------------------------------
                                 Michael J. Butterfield
                                 Treasurer of AFG ASIT Corporation
                                 (Duly Authorized Officer and
                                 Principal Accounting Officer)


                             Date: November 13, 1998
                                  --------------------------------


                             By: /s/Gary Romano
                                 ---------------------------------
                                 Gary M. Romano
                                 Clerk of AFG ASIT Corporation
                                 (Duly Authorized Officer and
                                 Principal Financial Officer)


                             Date: November 13, 1998
                                  --------------------------------