Form 10-K
period 1998-12-31
AFG INVESTMENT TRUST B
filed 1999-03-31
CIK 879495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[XX] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 1998
                         -------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to
                              ----------------------  --------------------------

Commission file number              0-21390
                      ----------------------------------------------------------

                             AFG Investment Trust B
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                        04-3157230
----------------------------------------        --------------------------------
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)                  Identification No.)

88 Broad St., Sixth Floor, Boston, MA           02110
----------------------------------------        --------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code         (617) 854-5800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act       NONE
                                                          ----------------------

  Title of each class               Name of each exchange on which registered

-------------------------     --------------------------------------------------

-------------------------     --------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                   665,494 Class A Trust Beneficiary Interests
--------------------------------------------------------------------------------
                                (Title of class)

                  1,000,961 Class B Trust Beneficiary Interests
--------------------------------------------------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No
                                             ----  ----

      State the aggregate market value of the voting stock held by nonaffiliates of the registrant. Not applicable. Securities are nonvoting for this purpose. Refer to Item 12 for further information.

                       DOCUMENTS INCORPORATED BY REFERENCE
       Portions of the Registrant's Annual Report to security holders for the year ended December 31, 1998 (Part I and II)

                             AFG Investment Trust B

                                    FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.     Business                                                           3

Item 2.     Properties                                                         5

Item 3.     Legal Proceedings                                                  5

Item 4.     Submission of Matters to a Vote of Security Holders                5


                                     PART II

Item 5.     Market for the Trust's Securities and Related Security
            Holder Matters                                                     6

Item 6.     Selected Financial Data                                            7

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          7

Item 8.     Financial Statements and Supplementary Data                        8

Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                           8


                                    PART III

Item 10.    Directors and Executive Officers of the Trust                      9

Item 11.    Executive Compensation                                            11

Item 12.    Security Ownership of Certain Beneficial Owners and Management    11

Item 13.    Certain Relationships and Related Transactions                    12


                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K                                                       14-15

PART I

Item 1.  Business.

      (a) General Development of Business

      AFG Investment Trust B (the "Trust") was organized as a Delaware business trust in accordance with the Delaware Business Trust Act on May 28, 1992 for the purpose of acquiring and leasing to third parties a diversified portfolio of capital equipment. Participants' capital initially consisted of contributions of $1,000 from the Managing Trustee, AFG ASIT Corporation, $1,000 from the Special Beneficiary, Equis Financial Group Limited Partnership (formerly known as American Finance Group), a Massachusetts limited partnership, ("EFG" or the "Advisor") and $100 from the Initial Beneficiary, AFG Assignor Corporation, a wholly-owned affiliate of EFG. The Trust issued an aggregate of 665,494 Beneficiary Interests (hereinafter referred to as Class A Interests) at a subscription price of $25.00 each ($16,637,350 in total) to 803 investors on September 8, 1992. On July 18, 1997, the Trust issued 1,000,961 Class B Interests at $5.00 each ($5,004,805 in total), of which (i) 997,373 interests are held by Equis II Corporation, an affiliate of EFG, and (ii) 3,588 interests are held by 5 other Class A investors. The Trust repurchased 82,837 Class A Interests on October 10, 1997 using proceeds from the issuance of Class B Interests. On December 1, 1997, the Trust repurchased 640 additional Class A Interests at a cost of $6,080. Accordingly, there are 582,017 Class A Interests currently outstanding.

      The Trust has one Managing Trustee, AFG ASIT Corporation, a Massachusetts corporation, and one Special Beneficiary, EFG. The Managing Trustee is responsible for the general management and business affairs of the Trust. EFG acts as Advisor to the Trust and provides services in connection with the acquisition and remarketing of the Trust's assets. AFG ASIT Corporation is a wholly-owned subsidiary of Equis II Corporation and an affiliate of EFG. Class A Interests and Class B Interests basically have identical voting rights and, therefore, Equis II Corporation has control over the Trust on all matters on which the Beneficiaries may vote. The Managing Trustee and the Special Beneficiary are not required to make any other capital contributions except as may be required under the Second Amended and Restated Declaration of Trust, as amended (the "Trust Agreement").

      (b) Financial Information About Industry Segments

      Historically, the Trust has been engaged in only one industry segment: the business of acquiring capital equipment and leasing the equipment to creditworthy lessees on a full-payout or operating lease basis. Full-payout leases are those in which aggregate undiscounted, noncancellable rents equal or exceed the Purchase Price of the leased equipment. Operating leases are those in which the aggregate undiscounted, noncancellable rental payments are less than the Purchase Price of the leased equipment. In connection with the Solicitation Statement and consent of Beneficiaries (see Note 9 to the financial statements included in Item 14, herein), the prior Trust Agreement was modified to permit the Trust to invest in assets other than equipment. In the future, the Managing Trustee anticipates that the Trust will make new investments that have the potential to enhance the Trust's overall economic performance for the benefit of all of the Beneficiaries. Industry segment data is not applicable.

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

      The Closing Date of the offering of Class A Beneficiary Interests was September 8, 1992. Significant operations commenced coincident with the Trust's initial purchase of equipment and associated lease commitments on September 8, 1992. The acquisition of the equipment and its associated leases is described in detail in Note 3 to the financial statements included in Item 14, herein. Pursuant to the Trust Agreement, the Trust is scheduled to be dissolved by December 31, 2003. The Trust is a Nominal Defendant in a Class Action Lawsuit, the resolution of which remains pending. See Note 11 to the accompanying financial statements.

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

      The Trust's investment in equipment is, and will continue to be, subject to various risks, including physical deterioration, technological obsolescence and defaults by lessees. A principal business risk of owning and leasing equipment is the possibility that aggregate lease revenues and equipment sale proceeds will be insufficient to provide an acceptable rate of return on invested capital after payment of all debt service costs and operating expenses. In addition, the leasing industry is very competitive. The Trust is subject to considerable competition when equipment is re-leased or sold at the expiration of primary lease terms. The Trust must compete with lease programs offered directly by manufacturers and other equipment leasing companies, including business trusts and limited partnerships organized and managed similarly to the Trust and including other EFG-sponsored partnerships and trusts, which may seek to re-lease or sell equipment within their own portfolios to the same customers as the Trust. Many competitors have greater financial resources and more experience than the Trust, the Managing Trustee and the Advisor. In addition, default by a lessee under a lease agreement may cause equipment to be returned to the Trust at a time when the Managing Trustee or the Advisor is unable to arrange the sale or re-lease of such equipment. This could result in the loss of a portion of potential lease revenues and weaken the Trust's ability to repay related indebtedness.

      Revenue from major individual lessees which accounted for 10% or more of lease revenue during the years ended December 31, 1998, 1997 and 1996 is incorporated herein by reference to Note 2 to the financial statements in the 1998 Annual Report. Refer to Item 14(a)(3) for lease agreements filed with the Securities and Exchange Commission.

      The Trust Agreement originally provided for the reinvestment of Cash From Sales or Refinancings in additional equipment until September 8, 1996, a period of four years following Closing. In connection with the Solicitation Statement and consent of Beneficiaries (see Note 9 to the financial statements included in Item 14 herein), the Trust's reinvestment provisions were reinstated until December 31, 2001 (see Note 4 to the financial statements included in Item 14 herein). In addition, the Trust is now permitted to invest in assets other than equipment. Upon the expiration of each primary lease term, the Managing Trustee will determine whether to sell or re-lease the Trust's equipment, depending on the economic advantages of each alternative. Over time, the Trust will begin to liquidate its portfolio of equipment.

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

      The general partner of EFG, with a 1% controlling interest, is Equis Corporation, a Massachusetts corporation owned and controlled entirely by Gary
D. Engle, its President, Chief Executive Officer and sole Director. Equis Corporation also owns a controlling 1% general partner interest in EFG's 99% limited partner, GDE Acquisition

Limited Partnership ("GDE LP"). Equis Corporation and GDE LP were established in December 1994 by Mr. Engle for the sole purpose of acquiring the business of AFG.

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

      (d) Financial Information About Foreign and Domestic Operations and Export Sales

      Not applicable.

Item 2. Properties.

      Incorporated herein by reference to Note 3 to the financial statements in the 1998 Annual Report.

Item 3. Legal Proceedings.

      Incorporated herein by reference to Note 11 to the financial statements in the 1998 Annual Report.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5. Market for the Trust's Securities and Related Security Holder Matters.

      (a) Market Information

      There is no public market for the resale of the Interests and it is not anticipated that a public market for resale of the Interests will develop.

      (b) Approximate Number of Security Holders

      At December 31, 1998, there were 679 record holders (673 Class A Interest and 6 Class B Interests) in the Trust.

      (c) Dividend History and Restrictions

      Pursuant to Article VIII of the Trust Agreement, the amount of cash distributions to be declared and paid to the Beneficiaries is determined on a monthly basis. Each monthly distribution may vary in amount and the Managing Trustee may, in its sole discretion, restrict or suspend distributions if it believes such action to be in the best interests of the Trust. Each distribution is made 90.75% to the Class A and Class B Beneficiaries, 8.25% to the Special Beneficiary, and 1% to the Managing Trustee. Currently, there are no restrictions that materially limit the Trust's ability to make distributions or that the Trust believes are likely to materially limit future distributions. The Trust expects to continue to make distributions on a monthly basis.

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

      Distributions in 1998 and 1997 were as follows:

                                           Managing     Special
                                Total      Trustee    Beneficiary  Beneficiaries
                             ----------   ----------   ----------  -------------
Total 1998 distributions:
      Class A Interests      $1,050,516   $   10,505   $   86,668   $  953,343
      Class B Interests       2,123,890        6,234       51,426    2,066,230

Total 1997 distributions:
      Class A Interests       2,118,339       11,389       93,958    2,012,992
      Class B Interests         328,714        3,287       27,119      298,308
                             ----------   ----------   ----------   ----------

            Total            $5,621,459   $   31,415   $  259,171   $5,330,873
                             ==========   ==========   ==========   ==========

      Distributions payable at December 31, 1998 and 1997 were $218,681 and $235,577, respectively.

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

Item 6. Selected Financial Data.

      Incorporated herein by reference to the section entitled "Selected Financial Data" in the 1998 Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Incorporated herein by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1998 Annual Report.

Item 8. Financial Statements and Supplementary Data.

      Incorporated herein by reference to the financial statements and supplementary data included in the 1998 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III

Item 10. Directors and Executive Officers of the Trust.

      (a-b) Identification of Directors and Executive Officers

      The Trust has no Directors or Officers. As indicated in Item 1 of this report, AFG ASIT Corporation is the Managing Trustee of the Trust. Under the Trust Agreement, the Managing Trustee is solely responsible for the operation of the Trust's properties and the Beneficiaries have no right to participate in the control of such operations. The names, titles and ages of the Directors and Executive Officers of the Managing Trustee as of March 15, 1999 are as follows:

DIRECTORS AND EXECUTIVE OFFICERS
OF THE MANAGING TRUSTEE (See Item 13)

          Name                             Title                               Age          Term
------------------------     --------------------------------------------    -------      ---------
Geoffrey A. MacDonald        Chairman and a member of the                                  Until a
                             Executive Committee of EFG                                   successor
                             and President and a Director                                  is duly
                             of the Managing Trustee                           50          elected
                                                                                             and
Gary D. Engle                President and Chief Executive Officer                        qualified
                             and a member of the Executive
                             Committee of EFG and a Director
                             of the Managing Trustee                           50

Gary M. Romano               Executive Vice President and Chief
                             Operating Officer of EFG and
                             Clerk of the Managing Trustee                     39

Michael J. Butterfield       Senior Vice President, Finance and Treasurer
                             of EFG and Treasurer of the
                             Managing Trustee                                  39

James A. Coyne               Executive Vice President of EFG, Capital
                             Markets and Senior Vice President of the
                             Managing Trustee                                  38

Sandra L. Simonsen           Senior Vice President, Information Systems
                             of EFG                                            48

Gail D. Ofgant               Senior Vice President, Lease Operations
                             of EFG                                            33

      (c) Identification of Certain Significant Persons

      None.

      (d) Family Relationship

      No family relationship exists among any of the foregoing Directors or Executive Officers.

      (e) Business Experience

      Mr. MacDonald, age 50, is a co-founder, Chairman and a member of the Executive Committee of EFG and President and a Director of the Managing Trustee. Mr. MacDonald was also a co-founder, Director, and Senior Vice President of EFG's predecessor corporation from 1980 to 1988. Mr. MacDonald is President of American Finance Group Securities Corp. and a limited partner in Old North Capital Limited Partnership ("ONC"). Prior to co-founding EFG's predecessors, Mr. MacDonald held various executive and management positions in the leasing and pharmaceutical industries. Mr. MacDonald holds a M.B.A. from Boston College and a B.A. degree from the University of Massachusetts (Amherst).

      Mr. Engle, age 50, is President and Chief Executive Officer of EFG and sole shareholder and Director of its general partner, Equis Corporation and a member of the Executive Committee of EFG and President of AFG Realty Corporation. Mr. Engle joined EFG in 1990 as Executive Vice President and acquired control of EFG and its subsidiaries in December 1994. Mr. Engle is Vice President and a Director of certain of EFG's subsidiaries and affiliates, a limited partner in ONC and controls the general partner of ONC. From 1987 to 1990, Mr. Engle was a principal and co-founder of Cobb Partners Development, Inc., a real estate and mortgage banking company. From 1980 to 1987, Mr. Engle was Senior Vice President and Chief Financial Officer of Arvida Disney Company, a large-scale community development company owned by Walt Disney Company. Prior to 1980, Mr. Engle served in various management consulting and institutional brokerage capacities. Mr. Engle has a MBA from Harvard University and a BS degree from the University of Massachusetts (Amherst).

      Mr. Romano, age 39, became Executive Vice President and Chief Operating Officer of EFG, and Secretary of Equis Corporation in 1996 and is Secretary or Clerk of several of EFG's subsidiaries and affiliates. Mr. Romano joined EFG in November 1989, became Vice President and Controller in April 1993 and Chief Financial Officer in April 1995. Mr. Romano assumed his current position in April 1996. Prior to joining EFG, Mr. Romano was Assistant Controller for a privately held real estate development and mortgage origination company that he joined in 1987. Previously, Mr. Romano was an Audit Manager at Ernst & Whinney (now Ernst & Young LLP), where he was employed from 1982 to 1986. Mr. Romano is a Certified Public Accountant and holds a B.S. degree from Boston College.

      Mr. Coyne, age 38, is Executive Vice President, Capital Markets of EFG and President, Chief Operating Officer and a member of the Board of Directors of Semele. Mr. Coyne joined EFG in 1989, remained until May 1993, and rejoined EFG in November 1994. In September 1997, Mr. Coyne was appointed Executive Vice President of EFG. Mr. Coyne is a limited partner in ONC. From May 1993 through November 1994, he was employed by the Raymond Company, a private investment firm, where he was responsible for financing corporate and real estate acquisitions. From 1985 through 1989, Mr. Coyne was affiliated with a real estate investment company and an equipment leasing company. Prior to 1985, he was with the accounting firm of Ernst & Whinney (now Ernst & Young LLP). He has a BS in Business Administration from John Carroll University, a Masters Degree in Accounting from Case Western Reserve University and is a Certified Public Accountant.

      Mr. Butterfield, age 39, is Senior Vice President, Finance and Treasurer of EFG and certain of its affiliates and is Treasurer of the Managing Trustee and Semele. Mr. Butterfield joined EFG in June 1992, became Vice President, Finance and Treasurer of EFG and certain of it's affiliates in April 1996 and in July 1998, was promoted to Senior Vice President, Finance and Treasurer of EFG and certain of its affiliates. Prior to joining EFG, Mr. Butterfield was an Audit Manager with Ernst & Young LLP, which he joined in 1987. Mr. Butterfield was employed in public accounting and industry positions in New Zealand and London (UK) prior to coming to the United States in 1987. Mr. Butterfield attained his Associate Chartered Accountant (A.C.A.) professional qualification in New Zealand and has completed his CPA requirements in the United States. He holds a Bachelor of Commerce degree from the University of Otago, Dunedin, New Zealand.

      Ms. Simonsen, age 48, joined EFG in February 1990 and was promoted to Senior Vice President, Information Systems of EFG in April 1996. Prior to joining EFG, Ms. Simonsen was Vice President, Information Systems with Investors Mortgage Insurance Company, which she joined in 1973. Ms. Simonsen provided systems consulting for a subsidiary of American International Group and authored a software program published by IBM. Ms. Simonsen holds a BA degree from Wilson College.

      Ms. Ofgant, age 33, is Senior Vice President, Lease Operations of EFG and certain of its affiliates. Ms. Ofgant joined EFG in July 1989, was promoted to Manager Lease Operations in April 1994, and became Vice President of Lease Operations in April 1996. In July 1998, Ms. Ofgant was promoted to Senior Vice President of Lease Operations. Prior to joining EFG, Ms. Ofgant was employed by Security Pacific National Trust Company. Ms. Ofgant holds a BS degree in Finance from Providence College.

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

      As of March 1, 1999, the following person or group owns beneficially more than 5% of the Trust's outstanding Beneficiary interests:

                                 Name and               Amount           Percent
         Title                  Address of           of Beneficial         of
       of Class              Beneficial Owner          Ownership          Class
----------------------     --------------------    -----------------     -------

Interests Representing     Equis II Corporation
 Class B Beneficiary          88 Broad Street      997,373 Interests      99.64%
                             Boston, MA 02110

      No person or group is known by the Managing Trustee to own beneficially more than 5% of the Trust's 582,017 outstanding Class A Interests as of March 1, 1999.

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

Item 13. Certain Relationships and Related Transactions.

      The Managing Trustee of the Trust is AFG ASIT Corporation, an affiliate of EFG.

      (a) Transactions with Management and Others

      All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the years ended December 31, 1998, 1997 and 1996, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                          1998           1997            1996
                                      -----------    -----------     -----------

Equipment acquisition fees            $       --     $        --     $    36,673
Offering costs                                --          50,048              --
Equipment management fees                128,627         235,030         249,205
Administrative charges                    70,524          65,196          42,123
Reimbursable operating expenses
   due to third parties                  382,866         207,741          98,758
                                      ----------     -----------     -----------

                    Total             $  582,017     $   558,015     $   426,759
                                      ==========     ===========     ===========

      EFG and its Affiliates were reimbursed for their out-of-pocket offering costs incurred on behalf of the Trust in an amount equal to 1% of the gross proceeds of the four trusts which sold Class B Interests, pursuant to the Registration Statement on Form S-1. The amount of reimbursement made by the Trust was prorated in proportion to the number of Beneficiary Interests sold in the Trust.

      As provided under the terms of the Trust Agreement, EFG is compensated for its services to the Trust. Such services include all aspects of acquisition, management and sale of equipment. For acquisition services, EFG was compensated by an amount equal to .28% of Asset Base Price paid by the Trust for each asset acquired for the Trust's initial asset portfolio. For acquisition services during the initial reinvestment period, which expired on September 8, 1996, EFG was compensated by an amount equal to 3% of Asset Base Price paid by the Trust. In connection with the Solicitation Statement and consent of Beneficiaries (see
Note 9 to the financial statements
included in Item 14, herein), the Trust's reinvestment provisions were reinstated through December 31, 2001. In addition, the Trust is now permitted to invest in assets other than equipment. Acquisition fees paid to EFG in connection with such reinvestment assets are equal to 1% of Asset Base Price paid by the Trust. For management services, EFG is compensated by an amount equal to (i) 5% of gross operating lease rental revenue and 2% of gross full payout lease rental revenue received by the Trust with respect assets acquired on or prior to March 31, 1998. For management services earned in connection with assets acquired on or after April 1, 1998, EFG is compensated by an amount equal to 2% of gross lease rental revenue received by the Trust. Both of these fees are subject to certain limitations defined in the Trust Agreement. For non-equipment investments other than cash, the Managing Trustee receives an annualized management fee of 1%. Compensation to EFG for services connected to the remarketing of equipment is calculated as the lesser of (i) 3% of gross sale proceeds or (ii) one-half of reasonable brokerage fees otherwise payable under arm's length circumstances. Payment of the remarketing fee is subordinated to Payout and is subject to certain limitations defined in the Trust Agreement.

      Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust. Reimbursable operating expenses due to third parties represent costs paid by EFG on behalf of the Trust which are reimbursed to EFG at actual cost.

      All equipment was purchased from EFG or directly from external vendors. The Trust's Purchase Price is determined by the method described in Note 2 to the Trust's financial statements included in Item 14, herein.

      All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At December 31, 1998, the Trust was owed $102,537 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in January 1999.

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

      Old North Capital Limited Partnership ("ONC"), a Massachusetts limited partnership formed in 1995 and an affiliate of EFG, owns 839 Class A Interests or less than 1% of the total outstanding Class A Interests of the Trust. The general partner of ONC is controlled by Gary D. Engle. In addition, the limited partnership interests of ONC are owned by Semele Group, Inc. ("Semele"). Gary D. Engle is Chairman and CEO of Semele.

      (b) Certain Business Relationships

      None.

      (c) Indebtedness of Management to the Trust

      None.

      (d) Transactions with Promoters

      See Item 13(a) above.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) Documents filed as part of this report:

            (1)   Financial Statements:

                  Report of Independent Auditors...............................*

                  Statement of Financial Position
                  at December 31, 1998 and 1997................................*

                  Statement of Operations
                  for the years ended December 31, 1998, 1997 and 1996.........*

                  Statement of Changes in Participants' Capital
                  for the years ended December 31, 1998, 1997 and 1996.........*

                  Statement of Cash Flows
                  for the years ended December 31, 1998, 1997 and 1996.........*

                  Notes to the Financial Statements............................*

            (2)   Financial Statement Schedules:

                  None required.

            (3)   Exhibits:

                  Except as set forth below, all Exhibits to Form 10-K, as set forth in Item 601 of Regulation S-K, are not applicable.

      Exhibit
      Number
      ------

         4        Second Amended and Restated Declaration of Trust.

         13 The 1998 Annual Report to security holders, a copy of which is furnished for the information of the Securities and Exchange Commission. Such Report, except for those portions thereof which are incorporated herein by reference, is not deemed "filed" with the Commission.

         23       Consent of Independent Auditors.

         99(a) Lease agreement with General Motors Corporation is filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 as Exhibit 99 (a) and is included herein.

* Incorporated herein by reference to the appropriate portion of the 1998 Annual Report to security holders for the year ended December 31, 1998 (see
   Part II).

       Exhibit
       Number
       ------

         99(b) Lease agreement with Alaska Airlines, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit 28 (e) and is incorporated herein by reference.

         99(c) Lease agreement with Tarmac Mid-Atlantic, Incorporated was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 as Exhibit 28 (g) and is incorporated herein by reference.

         99(d) Lease agreement with Montgomery Ward and Company, Inc. was filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 as Exhibit 99 (d) and is incorporated herein by reference.

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


                             AFG Investment Trust B


                       By: AFG ASIT Corporation,
                       a Massachusetts corporation and the
                       Managing Trustee of the Registrant.


By: /s/   Geoffrey A. MacDonald         By: /s/   Gary D. Engle
   ----------------------------------      -------------------------------------
Geoffrey A. MacDonald                   Gary D. Engle
Chairman and a member of the            President and Chief Executive
Executive Committee of EFG and          Officer and a member of the
President and a Director of the         Executive Committee of EFG and a
Managing Trustee                        Director of the Managing
                                        Trustee (Principal Executive Officer)


Date: March 31, 1999                    Date: March 31, 1999
     --------------------------------        -----------------------------------


By: /s/   Gary M. Romano                By: /s/   Michael J. Butterfield
   ----------------------------------      -------------------------------------
Gary M. Romano                          Michael J. Butterfield
Executive Vice President and Chief      Senior Vice President,
Operating Officer of EFG and Clerk      Finance and Treasurer of EFG
of the Managing Trustee                 and Treasurer of the Managing Trustee
(Principal Financial Officer)           (Principal Accounting Officer)


Date: March 31, 1999                    Date: March 31, 1999
     --------------------------------        -----------------------------------