Form 10-Q
period 1999-09-30
AFG INVESTMENT TRUST B
filed 1999-11-04
CIK 879495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1999
                               -------------------------------------------------
                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------

                               --------------------

For Quarter Ended September 30, 1999                Commission File No.  0-21390


                             AFG INVESTMENT TRUST B
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                     04-3157230
----------------------------------------            ----------------------------
(State or other jurisdiction of                     (IRS Employer
 incorporation or organization)                      Identification No.)

88 Broad Street, Boston, MA                                  02110
----------------------------------------            ----------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (617) 854-5800
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

                             AFG Investment Trust B

                                    FORM 10-Q

                                      INDEX


                                                                                                        Page
                                                                                                        ----
PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at September 30, 1999 and December 31, 1998                                                        3

      Statement of Operations
        for the three and nine months ended September 30, 1999 and 1998                                    4

      Statement of Changes in Participants' Capital
        for the nine months ended September 30, 1999                                                       5

      Statement of Cash Flows
        for the nine months ended September 30, 1999 and 1998                                              6

      Notes to the Financial Statements                                                                 7-10


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                                      11-15


PART II.  OTHER INFORMATION:

    Items 1 - 6                                                                                           16

                             AFG Investment Trust B

                         STATEMENT OF FINANCIAL POSITION
                    September 30, 1999 and December 31, 1998

                                   (Unaudited)



                                                                                   September 30,        December 31,
                                                                                        1999                 1998
                                                                                 -----------------   -----------------
ASSETS
Cash and cash equivalents                                                        $      10,264,037   $       5,909,535
Restricted cash                                                                                 --           1,627,304
Marketable securities                                                                       39,154                  --
Rents receivable                                                                               806             234,774
Accounts receivable - affiliate                                                             56,846             102,537
Investment in Kirkwood                                                                   1,212,000                  --
Equipment at cost, net of accumulated depreciation
   of $7,116,217 and $10,713,524 at September 30, 1999
   and December 31, 1998, respectively                                                   1,344,551           6,163,165
                                                                                 -----------------   -----------------
         Total assets                                                            $      12,917,394   $      14,037,315
                                                                                 =================   =================

LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                                                    $         683,279   $         818,841
Accrued interest                                                                             2,016               2,596
Accrued liabilities                                                                         34,500             133,500
Accrued liabilities - affiliates                                                            16,824              16,028
Deferred rental income                                                                      15,480              14,058
Other liabilities                                                                               --             197,950
Cash distributions payable to participants                                                 218,681             218,681
                                                                                 -----------------   -----------------
         Total liabilities                                                                 970,780           1,401,654
                                                                                 -----------------   -----------------

Participants' capital (deficit):
   Managing Trustee                                                                          3,200               3,652
   Special Beneficiary                                                                      26,399              30,133
   Class A Beneficiary Interests (582,017 Interests;
     initial purchase price of $25 each)                                                 9,899,800          10,514,496
   Class B Beneficiary Interests (1,000,961  Interests;
     initial purchase price of $5 each)                                                  2,808,590           2,878,755
   Treasury Interests (83,477 Class A Interests at Cost)                                  (791,375)           (791,375)
                                                                                 -----------------   -----------------
         Total participants' capital                                                    11,946,614          12,635,661
                                                                                 -----------------   -----------------
         Total liabilities and participants' capital                             $      12,917,394   $      14,037,315
                                                                                 =================   =================


                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust B

                             STATEMENT OF OPERATIONS
         for the three and nine months ended September 30, 1999 and 1998

                                   (Unaudited)


                                                                Three Months                      Nine Months
                                                             Ended September 30,              Ended September 30,
                                                           1999             1998             1999             1998
                                                     ---------------  ---------------  ---------------  ---------------
Income:

    Lease revenue                                    $       306,090  $       618,551  $       976,481  $     2,182,005

    Interest income                                          129,870           95,990          395,050          293,432

    Gain on sale of equipment                                 20,414          800,517          494,717          890,550

    Other income                                                  --               --          261,116               --
                                                     ---------------  ---------------  ---------------  ---------------

         Total income                                        456,374        1,515,058        2,127,364        3,365,987
                                                     ---------------  ---------------  ---------------  ---------------

Expenses:

    Depreciation                                              72,672          470,031          591,376        1,716,061

    Interest expense                                          12,433           17,635           37,934           61,082

    Equipment management fees
      - affiliates                                            18,045           29,582           51,651          106,309

    Operating expenses - affiliate                           118,002          177,658          488,434          424,367
                                                     ---------------  ---------------  ---------------  ---------------

         Total expenses                                      221,152          694,906        1,169,395        2,307,819
                                                     ---------------  ---------------  ---------------  ---------------

Net income                                           $       235,222  $       820,152  $       957,969  $     1,058,168
                                                     ===============  ===============  ===============  ===============

Net income
   per Class A Beneficiary Interest                  $          0.25  $          0.15  $         0.98   $         0.39
                                                     ===============  ===============  ==============   ==============

   per Class B Beneficiary Interest                  $         0.07   $         0.61   $         0.28   $         0.67
                                                     ==============   ==============   ==============   ==============

Cash distributions declared
   per Class A Beneficiary Interest                  $         0.41   $         0.41   $         2.04   $         1.23
                                                     ==============   ==============   ==============   ==============

   per Class B Beneficiary Interest                  $         0.12   $         1.62   $         0.36   $         1.95
                                                     ==============   ==============   ==============   ==============

                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust B

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL for the nine months ended September 30, 1999

                                   (Unaudited)


                                              Managing          Special
                                               Trustee        Beneficiary           Class A Beneficiaries
                                               Amount           Amount          Interests          Amount
                                           --------------   --------------   --------------    ---------------
Balance at December 31, 1998               $       3,652    $       30,133          582,017    $    10,514,496

     Net income                                   11,280            93,058               --            569,851

     Unrealized gain on marketable
        securities                                    70               579               --              4,254
                                           -------------    --------------   --------------    ---------------

Comprehensive income                              11,350            93,637               --            574,105
                                           -------------    --------------   --------------    ---------------

Cash distributions declared                      (11,802)          (97,371)              --         (1,188,801)
                                           -------------    --------------   --------------    ---------------

Balance at September 30, 1999              $       3,200    $       26,399          582,017    $     9,899,800
                                           =============    ==============   ==============    ===============


                                                  Class B Beneficiaries          Treasury
                                              Interests         Amount           Interests           Total
                                           --------------   ---------------   --------------    ---------------
Balance at December 31, 1998                    1,000,961   $     2,878,755   $     (791,375)   $    12,635,661

     Net income                                        --           283,780               --            957,969

     Unrealized gain on marketable
        securities                                     --             2,119               --              7,022
                                           --------------   ---------------   --------------    ---------------

Comprehensive income                                   --           285,899               --            964,991
                                           --------------   ---------------   --------------    ---------------

Cash distributions declared                            --          (356,064)              --         (1,654,038)
                                           --------------   ---------------   --------------    ---------------

Balance at September 30, 1999                   1,000,961   $     2,808,590   $     (791,375)   $    11,946,614
                                           ==============   ===============   ==============    ===============

                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust B

                             STATEMENT OF CASH FLOWS
              for the nine months ended September 30, 1999 and 1998

                                   (Unaudited)


                                                                                           1999                  1998
                                                                                     ---------------       ---------------
Cash flows from (used in) operating activities:
Net income                                                                           $       957,969       $     1,058,168

Adjustments to reconcile net income to net cash from operating activities:
         Depreciation                                                                        591,376             1,716,061
         Gain on sale of equipment                                                          (494,717)             (890,550)

Changes in assets and liabilities Decrease in:
         Rents receivable                                                                    233,968               623,247
         Accounts receivable - affiliate                                                      45,691               226,651
    Increase (decrease) in:
         Accrued interest                                                                       (580)              (24,334)
         Accrued liabilities                                                                 (99,000)              200,733
         Accrued liabilities - affiliates                                                        796               (19,087)
         Deferred rental income                                                                1,422                (4,588)
         Other liabilities                                                                  (197,950)                   --
                                                                                     ---------------       ---------------

            Net cash from operating activities                                             1,038,975             2,886,301
                                                                                     ---------------       ---------------

Cash flows from (used in) investing activities:
    Purchase of marketable securities                                                        (32,132)                   --
    Investment in Kirkwood                                                                (1,212,000)                   --
    Proceeds from equipment sales                                                          4,721,955             1,449,316
                                                                                     ---------------       ---------------

            Net cash from investing activities                                             3,477,823             1,449,316
                                                                                     ---------------       ---------------

Cash flows from (used in) financing activities:
    Restricted cash                                                                        1,627,304             1,500,539
    Principal payments - notes payable                                                      (135,562)           (1,100,249)
    Distributions paid                                                                    (1,654,038)           (2,797,888)
                                                                                     ---------------       ---------------

            Net cash used in financing activities                                           (162,296)           (2,397,598)
                                                                                     ---------------       ---------------

Net increase in cash and cash equivalents                                                  4,354,502             1,938,019

Cash and cash equivalents at beginning of period                                           5,909,535             3,893,242
                                                                                     ---------------       ---------------

Cash and cash equivalents at end of period                                           $    10,264,037       $     5,831,261
                                                                                     ===============       ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                         $        38,514       $        85,416
                                                                                     ===============       ===============

                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust B

                        Notes to the Financial Statements
                               September 30, 1999

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

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 1999 and December 31, 1998 and results of operations for the three and nine months ended September 30, 1999 and 1998 have been made and are reflected.


NOTE 2 - CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Trust considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of equity securities which are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of participants' capital. The Trust recorded an unrealized gain on available-for-sale securities of $7,022 during the nine months ended September 30, 1999 that is included as a separate component of participants' capital.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $1,150,106 are due as follows:



    For the year ending September 30, 2000              $    670,451
                                      2001                   280,305
                                      2002                   159,480
                                      2003                    39,870
                                                        ------------
                                     Total              $  1,150,106
                                                        ============

                             AFG Investment Trust B

                        Notes to the Financial Statements

                                  (Continued)


NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Trust at September 30, 1999. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 1999 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.


                                                               Remaining
                                                              Lease Term                       Equipment
         Equipment Type                                        (Months)                         at Cost
--------------------------------------                        ----------                    --------------
Communications                                                       15                     $    2,703,481
Materials handling                                                 0-12                          2,436,097
Computers and peripherals                                          0-10                          1,458,356
Aircraft                                                             39                          1,239,741
Tractors and heavy duty trucks                                        0                            233,794
Construction and mining                                              15                            219,162
Trailers/intermodal containers                                     0-17                            128,443
Manufacturing                                                         0                             41,694
                                                                                            --------------

                                                   Total equipment cost                          8,460,768

                                               Accumulated depreciation                         (7,116,217)
                                                                                            --------------
                             Equipment, net of accumulated depreciation                     $    1,344,551
                                                                                            ==============

     The Trust's equipment portfolio includes certain assets in which the Trust holds a proportionate ownership interest. In such cases, the remaining interests are owned by EFG or an affiliated equipment leasing program sponsored by EFG. The Trust and each affiliate individually report, in proportion to their respective ownership interests, their respective shares of assets, liabilities, revenues, and expenses associated with the equipment. At September 30, 1999, the Trust's equipment portfolio included equipment having a proportionate original cost of $5,466,137, representing approximately 65% of total equipment cost.

     The summary above includes fully-depreciated equipment held for sale or re-lease with a cost of approximately $859,000. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease.


NOTE 5 - INVESTMENT IN KIRKWOOD

     On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and another affiliate formed EFG/Kirkwood Capital LLC ("EFG/Kirkwood") for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Trusts purchased Class A Interests in EFG/Kirkwood and the other affiliate purchased Class B Interests in EFG/Kirkwood. Generally, the Class A Interest holders are entitled to certain preferred returns prior to distribution payments to the Class B Interest holders. KAI owns a ski resort, a local public utility, and land which is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. The Trust's ownership interest in EFG/Kirkwood had a cost of $1,212,000, including a 1% acquisition fee ($12,000) paid to EFG.

                             AFG Investment Trust B

                        Notes to the Financial Statements

                                  (Continued)



NOTE 6 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 1999 and 1998, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                                              1999                 1998
                                                        ---------------      ---------------
     Equipment management fees                          $        51,651      $       106,309
     Acquisition fees                                            12,321                   --
     Administrative charges                                     101,338               52,893
     Reimbursable operating expenses
         due to third parties                                   387,096              371,474
                                                        ---------------      ---------------
                                     Total              $       552,406      $       530,676
                                                        ===============      ===============


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 1999, the Trust was owed $56,846 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 1999.

     Administrative charges represent amounts owed to EFG, pursuant to Section 10.4(c) of the Trust Agreement, for persons employed by EFG who are engaged in providing administrative services to the Trust. Administrative charges and reimbursable operating expenses for the nine months ended September 30, 1999 include adjustments for 1998 actual costs of approximately $27,000 and $19,000, respectively.


NOTE 7 - NOTES PAYABLE

     Notes payable at September 30, 1999 consisted of an installment note of $683,279 payable to an institutional lender. The note bears a fluctuating interest rate based on LIBOR (5.38% at September 30, 1999) plus a margin. The installment note is non-recourse and is collateralized by the Trust's interest in an aircraft leased to Reno Air, Inc. and the assignment of the related lease payments. The Trust has a balloon payment obligation of $282,421 at the expiration of the related lease term. The carrying amount of notes payable approximates fair value at September 30, 1999.

     The annual maturities of notes payable are as follows:


     For the year ending September 30, 2000          $     123,132
                                       2001                129,976
                                       2002                137,217
                                       2003                292,954
                                                     -------------
                                       Total         $     683,279
                                                     =============

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

     On May 26, 1999, the Court issued its Order and Final Judgment approving settlement of the Class Action Lawsuit with respect to claims asserted by the Plaintiffs on behalf of the sub-class that includes the Trust. Claims involving the second sub-class, not including the Trust, remain pending. As a result of the settlement, the Trust declared a special cash distribution of $500,709, including legal fees for Plaintiffs' counsel of $26,913, that was paid in July 1999. In addition, the parent company of the Managing Trustee, Equis II Corporation, agreed to commit $1,126,595 of its Class B Capital Contributions (paid in connection with its purchase of Class B Interests in July 1997) to the Trust for the Trust's investment purposes. In the absence of this commitment, Equis II Corporation would have been entitled to receive a Class B Capital Distribution for this amount pursuant to the Trust Agreement, as amended. The Trust's share of legal fees and expenses related to the Class Action Lawsuit, including the fees for Plaintiff's counsel referenced above, was estimated to be approximately $88,000, all of which was accrued and expensed by the Trust in 1998.

       In addition to the foregoing, the Trust is a party to other lawsuits that have arisen out of the conduct of its business, principally involving disputes or disagreements with lessees over lease terms and conditions. The following action was resolved during the nine months ended September 30, 1999:

ACTION INVOLVING NATIONAL STEEL CORPORATION

     EFG, on behalf of the Trust and certain affiliated investment programs (collectively, the "Plaintiffs"), filed an action in the Commonwealth of Massachusetts Superior Court, Department of the Trial Court in and for the County of Suffolk on July 27, 1995, for damages and declaratory relief against a lessee of the Trust, National Steel Corporation ("National Steel"). The Complaint sought reimbursement from National Steel of certain sales and/or use taxes paid to the State of Illinois in connection with equipment leased by National Steel from the Plaintiffs and other remedies provided under the Master Lease Agreement ("MLA"). On August 30, 1995, National Steel filed a Notice of Removal, which removed the case to United States District Court, District of Massachusetts. On September 7, 1995, National Steel filed its Answer to the Plaintiff's Complaint along with Affirmative Defenses and Counterclaims and sought declaratory relief, alleging breach of contract, implied covenant of good faith and fair dealing, and specific performance. The Plaintiffs filed an Answer to National Steel's Counterclaims on September 29, 1995. The parties discussed settlement with respect to this matter for some time; however, the negotiations were unsuccessful. The Plaintiffs filed an Amended and Supplemental Complaint alleging further default under the MLA and filed a motion for Summary Judgment on all claims and Counterclaims. The Court held a hearing on the Plaintiff's motion in December 1997 and later entered a decision dismissing certain of National Steel's Counterclaims, finding in favor of the Plaintiffs on certain issues and in favor of National Steel on other issues. On May 11, 1999, the parties executed a comprehensive settlement agreement to resolve all outstanding issues, including reimbursement to the Trust for the disputed sales tax items referenced above. This matter did not have a material effect on the Trust's financial position or results of operations.

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

YEAR 2000 ISSUE

     The Year 2000 Issue generally refers to the capacity of computer programming logic to correctly identify the calendar year. Many companies utilize computer programs or hardware with date sensitive software or embedded chips that could interpret dates ending in "00" as the year 1900 rather than the year 2000. In certain cases, such errors could result in system failures or miscalculations that disrupt the operations of the affected businesses. The Trust uses information systems provided by Equis Financial Group Limited Partnership (formerly American Finance Group) ("EFG") and has no information systems of its own. EFG has adopted a plan to address the Year 2000 Issue that consists of four phases: assessment, remediation, testing, and implementation and has elected to utilize principally internal resources to perform all phases. EFG has completed its Year 2000 project at an aggregate cost of less than $50,000 and at a di minimus cost to the Trust. All costs incurred in connection with EFG's Year 2000 project have been expensed as incurred.

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

                             AFG Investment Trust B

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998:

RESULTS OF OPERATIONS

     For the three and nine months ended September 30, 1999, the Trust recognized lease revenue of $306,090 and $976,481, respectively, compared to $618,551 and $2,182,005 for the same periods in 1998. The decrease in lease revenue from 1998 to 1999 resulted principally from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time.

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

     Interest income for the three and nine months ended September 30, 1999 was $129,870 and $395,050, respectively, compared to $95,990 and $293,432 for the same periods in 1998. Generally, interest income is generated from the temporary investment of rental receipts and equipment sale proceeds in short-term instruments. Interest income in 1999 and 1998 includes interest earned on proceeds resulting from the issuance of Class B Interests. Future interest income will fluctuate as a result of changing interest rates, the collection of lease revenue and the proceeds from equipment sales, among other factors.

     The Trust received $261,116 in 1999 as a breakage fee from a third-party seller in connection with a transaction for new investments that was canceled by the seller in the first quarter of 1999. This amount is reflected as Other Income on the accompanying Statement of Operations for the nine months ended September 30, 1999.

     During the three and nine months ended September 30, 1999, the Trust sold equipment having a net book value of $28,337and $4,227,238 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $20,414 and $494,717, respectively.

     During the three and nine months ended September 30, 1998, the Trust sold equipment having a net book value of $106,456 and $558,766 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $800,517 and $890,550, respectively.

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

                             AFG Investment Trust B

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


sale in addition to all other cash receipts obtained from renting the asset on a re-lease, renewal or month-to-month basis. The Trust classifies such residual rental payments as lease revenue. Consequently, the amount of gain or loss reported in the financial statements is not necessarily indicative of the total residual value the Trust achieved from leasing the equipment.

     Depreciation expense for the three and nine months ended September 30, 1999 was $72,672 and $591,376, respectively, compared to $470,031 and $1,716,061 for the same periods in 1998. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $12,433 and $37,934 or 4.1% and 3.9% of lease revenue for the three and nine months ended September 30, 1999, respectively, compared to $17,635 and $61,082 or 2.9% and 2.8% of lease revenue for the same periods in 1998. Management fees were $18,045 and $51,651 for the three and nine months ended September 30, 1999, respectively, compared to $29,582 and $106,309 for the same periods in 1998. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases. Management fees also include a 1% management fee on non-equipment investments, excluding cash.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses were $118,002 and $488,434 for the three and nine months ended September 30, 1999, respectively, compared to $177,658 and $424,367 for the same periods in 1998. Operating expenses were higher during the nine months ended September 30, 1999 principally as a result of costs incurred of approximately $191,000 related to the repair and remarketing of an aircraft formerly leased to Alaska Airlines, Inc. in which the Trust held an interest. In addition, operating expenses in 1999 include an adjustment for 1998 actual administrative and third party costs of approximately $46,000. The overall increase from 1998 to 1999 was partially offset by legal expenses accrued during the nine months ended September 30, 1998 related to the Class Action Lawsuit described in Note 8 to the financial statements and professional service costs incurred in connection with a solicitation statement filed in 1998. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Trust by its nature is a limited life entity. As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $1,038,975 and $2,886,301 for the nine months ended September 30, 1999 and 1998, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's primary-term lease revenues and corresponding sources of operating cash. Overall, expenses associated with rental activities, such as management fees, and net cash flow from operating activities also will decline as the Trust experiences a higher frequency of remarketing events.

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

                             AFG Investment Trust B

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION



could increase in the future, particularly as the Trust remarkets its equipment and enters re-lease agreements with different lessees. The Managing Trustee will continue to evaluate and monitor the Trust's experience in collecting accounts receivable to determine whether a future allowance for doubtful accounts may become appropriate.

     Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 1999, the Trust expended $1,212,000 to acquire its investment in Kirkwood (see Note 5). During the nine months ended September 30, 1999, the Trust realized net cash proceeds from asset disposals of $4,721,955 compared to $1,449,316 for the same period in 1998. Sale proceeds in 1999 include $4,619,262 related to the Trust's 39.59% interest in a McDonnell Douglas MD-82 aircraft formerly leased to Alaska Airlines, Inc. which was sold in January 1999. Future inflows of cash from asset disposal transactions will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

     At September 30, 1999, the Trust was due aggregate future minimum lease payments of $1,150,106 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $683,279 (see Note 7 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets becomes available for remarketing, the cash flows of the Trust will become less predictable. In addition, the Trust will have cash needs to satisfy interest on indebtedness and to pay management fees and operating expenses. Ultimately, the Trust is expected to meet its future disbursement obligations and to distribute any excess of cash inflows over cash outflows to the Participants in accordance with the Trust Agreement. However, several factors, including month-to-month lease extensions, lessee defaults, equipment casualty events, and early lease terminations could alter the Trust's anticipated cash flows as described herein and in the accompanying financial statements and result in fluctuations to the Trust's periodic cash distribution payments.

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

                             AFG Investment Trust B

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


     Cash distributions to the Managing Trustee, the Special Beneficiary and the Beneficiaries are declared and generally paid within 45 days following the end of each calendar month. The payment of such distributions is presented as a component of financing activities. For the nine months ended September 30, 1999, the Trust declared total cash distributions of $1,654,038, including the special distribution described below. Of the total distributions, the Beneficiaries were allocated $1,544,865 ($1,188,801 to Class A Beneficiaries and $356,064 to Class B Beneficiaries); the Special Beneficiary was allocated $97,371, and the Managing Trustee was allocated $11,802.

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


                               Date:    November 4, 1999


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


                               Date:    November 4, 1999
                                        ---------------------------------------