Form 10-Q
period 2000-03-31
AFG INVESTMENT TRUST B
filed 2000-05-15
CIK 879495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended MARCH 31, 2000
                               ------------------------------------------------

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ________________________to______________________

                               ________________________


For Quarter Ended March 31, 2000                   Commission File No.  0-21390

                              AFG INVESTMENT TRUST B
             (Exact name of registrant as specified in its charter)


DELAWARE                                                  04-3157230
--------------------------------                          ---------------------
(State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                           Identification No.)

88 BROAD STREET, BOSTON, MA                               02110
-------------------------------                           ---------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (617) 854-5800
                                                   ------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                             -------   ------


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

                             AFG Investment Trust B

                                    FORM 10-Q

                                      INDEX


                                                                          PAGE

PART I.  FINANCIAL INFORMATION:

    Item 1.   Financial Statements

      Statement of Financial Position
        at March 31, 2000 and December 31, 1999                               3

      Statement of Operations
        for the three months ended March 31, 2000 and 1999                    4

      Statement of Changes in Participants' Capital
        for the three months ended March 31, 2000                             5

      Statement of Cash Flows
        for the three months ended March 31, 2000 and 1999                    6

      Notes to the Financial Statements                                    7-10

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         11-14

PART II.  OTHER INFORMATION:

    Items 1 - 6                                                              15

                                              AFG Investment Trust B

                                          STATEMENT OF FINANCIAL POSITION
                                       March 31, 2000 and December 31, 1999

                                                    (Unaudited)

                                                                    March 31,       December 31,
                                                                      2000              1999
                                                                    --------          --------


ASSETS

Cash and cash equivalents                                          $    5,080,308   $   10,193,277
Marketable securities                                                      69,920          108,544
Rents receivable                                                           20,186              635
Accounts receivable - affiliate                                           118,003          112,228
Accounts receivable - other                                                63,904               --
Interest receivable                                                           556            3,681
Investment in EFG/Kirkwood                                              1,481,976        1,353,400
Equipment at cost, net of accumulated depreciation
   of $6,579,869 and $6,686,836 at March 31, 2000
   and December 31, 1999, respectively                                  1,197,959        1,280,251
                                                                   --------------   --------------

         Total assets                                              $    8,032,812   $   13,052,016
                                                                   ==============   ==============

LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                                      $      628,951   $      656,454
Accrued interest                                                            2,130            2,386
Accrued liabilities                                                        29,825           53,608
Accrued liabilities - affiliate                                            23,223           15,436
Deferred rental income                                                     42,153           42,050
Cash distributions payable to participants                                     --        5,300,000
                                                                   --------------   --------------
         Total liabilities                                                726,282        6,069,934
                                                                   --------------   --------------
Participants' capital (deficit):
   Managing Trustee                                                       (11,175)         (26,988)
   Special Beneficiary                                                    (91,951)        (222,647)
   Class A Beneficiary Interests (582,017 Interests;
     initial purchase price of $25 each)                                8,330,450        8,336,812
   Class B Beneficiary Interests (1,000,961 Interests;
     initial purchase price of $5 each)                                  (129,419)        (313,720)
   Treasury Interests (83,477 Class A Interests at Cost)                 (791,375)        (791,375)
                                                                   --------------   --------------
         Total participants' capital                                    7,306,530        6,982,082
                                                                   --------------   --------------

         Total liabilities and participants' capital               $    8,032,812   $   13,052,016
                                                                   ==============   ==============

                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust B

                             STATEMENT OF OPERATIONS
               for the three months ended March 31, 2000 and 1999

                                   (Unaudited)


                                                              2000                    1999
                                                          --------------          --------------


Income:

    Lease revenue                                         $     278,630           $    323,741

    Interest income                                              93,535                109,986

    Gain (loss) on sale of equipment                             (4,140)               144,615

    Gain on sale of marketable securities                        21,520                     --

    Other income                                                 68,110                261,116
                                                          ---------------         ---------------

      Total income                                              457,655                839,458
                                                          ---------------         ---------------

Expenses:

    Depreciation                                                 39,152                322,765

    Interest expense                                             11,958                 12,957

    Management fees - affiliates                                 17,165                 15,822

    Operating expenses - affiliate                               57,816                251,055
                                                          ---------------         ---------------

     Total expenses                                             126,091                602,599
                                                          ---------------         ---------------

Net income                                                $     331,564           $    236,859
                                                          ===============         ===============

Net income
    per Class A Beneficiary Interest                      $          --           $       0.24
                                                          ===============         ==============
    per Class B Beneficiary Interest                      $         0.18          $       0.07
                                                          ==============          ==============

Cash distributions declared
    per Class A Beneficiary Interest                      $          --           $       0.41
                                                          ===============         ==============

    per Class B Beneficiary Interest                      $          --           $       0.12
                                                          ===============         ==============

                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust B

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL
                    for the three months ended March 31, 2000

                                   (Unaudited)


                                              Managing          Special
                                               Trustee        Beneficiary           CLASS A BENEFICIARIES
                                               AMOUNT           AMOUNT          INTERESTS          AMOUNT
                                           --------------   --------------   --------------    ---------------

Balance at December 31, 1999               $     (26,988)   $     (222,647)         582,017    $     8,336,812

     Net income                                   15,884           131,039               --                 --

     Unrealized loss on marketable
        securities                                   (71)             (343)              --             (6,362)
                                           -------------    --------------   --------------    ---------------
Comprehensive income                              15,813           130,696               --             (6,362)
                                           -------------    --------------   --------------    ---------------
Balance at March 31, 2000                  $     (11,175)   $      (91,951)         582,017    $     8,330,450
                                           =============    ==============   ==============    ===============

                                                  CLASS B BENEFICIARIES          Treasury
                                              INTERESTS         AMOUNT           INTERESTS           TOTAL
                                           --------------   ---------------   --------------    ----------

Balance at December 31, 1999                    1,000,961   $      (313,720)  $     (791,375)   $     6,982,082

     Net income                                        --           184,641               --            331,564

     Unrealized loss on marketable
        securities                                     --              (340)              --             (7,116)
                                           --------------   ---------------   --------------    ---------------
Comprehensive income                                   --           184,301               --            324,448
                                           --------------   ---------------   --------------    ---------------
Balance at March 31, 2000                       1,000,961   $      (129,419)  $     (791,375)   $     7,306,530
                                           ==============   ===============   ==============    ===============

                     The accompanying notes are an integral
                       part of these financial statements.

                             AFG Investment Trust B

                             STATEMENT OF CASH FLOWS
               for the three months ended March 31, 2000 and 1999

                                   (Unaudited)


                                                                                 2000                  1999
                                                                           --------------        --------------
Cash flows from (used in) operating activities:
Net income                                                                $      331,564         $     236,859

Adjustments to reconcile net income to
   net cash from operating activities:
         Depreciation                                                             39,152               322,765
         Accretion of bond discount                                                 (624)                   --
         Loss (gain) on sale of equipment                                          4,140              (144,615)
         Gain on sale of marketable securities                                   (21,520)                   --

Changes in assets and liabilities Decrease (increase) in:
         Rents receivable                                                        (19,551)              199,645
         Accounts receivable - affiliate                                          (5,775)               24,511
         Accounts receivable - other                                             (63,904)                   --
         Interest receivable                                                       3,125                    --
    Increase (decrease) in:
         Accrued interest                                                           (256)                 (431)
         Accrued liabilities                                                     (23,783)                7,000
         Accrued liabilities - affiliate                                           7,787                 6,782
         Deferred rental income                                                      103                28,639
         Other liabilities                                                            --              (197,950)
                                                                           ---------------       ---------------

            Net cash from operating activities                                   250,458               483,205
                                                                           ---------------       ---------------

Cash flows from (used in) investing activities:
    Proceeds from equipment sales                                                 39,000            4,639,026
    Proceeds from sale of marketable securities                                   53,652                   --
    Investment in EFG/Kirkwood                                                  (128,576)                  --
                                                                           ---------------       ---------------

            Net cash from (used in) investing activities                         (35,924)           4,639,026
                                                                           ---------------       ---------------

Cash flows used in financing activities:
    Principal payments - notes payable                                           (27,503)             (73,121)
    Distributions paid                                                        (5,300,000)            (393,414)
                                                                           ---------------       ---------------

            Net cash used in financing activities                             (5,327,503)            (466,535)
                                                                           ---------------       ---------------

Net increase (decrease) in cash and cash equivalents                          (5,112,969)           4,655,696

Cash and cash equivalents at beginning of period                              10,193,277            5,909,535
                                                                           ---------------       ---------------

Cash and cash equivalents at end of period                                 $   5,080,308         $ 10,565,231
                                                                           ===============       ===============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                               $        12,214       $     13,388
                                                                           ===============       ===============

                             AFG Investment Trust B

                        Notes to the Financial Statements
                                 March 31, 2000

                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1999 Annual Report. Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 1999 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2000 and December 31, 1999 and results of operations for the three months ended March 31, 2000 and 1999 have been made and are reflected.


NOTE 2 - CASH EQUIVALENTS AND MARKETABLE SECURITIES

     The Trust considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Marketable securities consist of equity securities and debt securities that are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a separate component of participants' capital. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income on the accompanying Statement of Operations.

     The Trust recorded an unrealized loss on available-for-sale securities of $7,116 during the three months ended March 31, 2000 that is included as a separate component of participants' capital. At March 31, 2000, total debt securities had an amortized cost of $71,994 and a fair value of $69,920. During the three months ended March 31, 2000, total comprehensive income amounted to $324,448.


NOTE 3 - REVENUE RECOGNITION

     Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $818,689 are due as follows:


                   For the year ending March 31, 2001           $       537,954
                                                 2002                   161,125
                                                 2003                   119,610
                                                               -----------------
                                                 Total          $       818,689
                                                               =================

                             AFG Investment Trust B
                        Notes to the Financial Statements

                                   (Continued)




NOTE 4 - EQUIPMENT

     The following is a summary of equipment owned by the Trust at March 31, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 2000 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.


                                                               Remaining
                                                              Lease Term                 Equipment
         Equipment Type                                        (Months)                   at cost
        ----------------                                     -------------              ------------

Communications                                                        9               $    2,703,591
Materials handling                                                  0-6                    2,159,968
Aircraft                                                             33                    1,239,741
Computers and peripherals                                           0-4                    1,051,435
Tractors and heavy duty trucks                                        0                      233,794
Construction and mining                                               9                      219,162
Trailers/intermodal containers                                     0-11                      128,443
Manufacturing                                                         0                       41,694
                                                                                      --------------
                                                   Total equipment cost                    7,777,828

                                               Accumulated depreciation                   (6,579,869)
                                                                                      --------------
                             Equipment, net of accumulated depreciation               $    1,197,959
                                                                                      ==============

     At March 31, 2000, the Trust's equipment portfolio included equipment having a proportionate original cost of $5,245,162, representing approximately 67% of total equipment cost.

     The summary above includes fully-depreciated equipment held for sale or re-lease with a cost of approximately $859,000. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.


NOTE 5 - INVESTMENT IN EFG/KIRKWOOD

     On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and another affiliate formed EFG/Kirkwood Capital LLC ("EFG/Kirkwood") for the purpose of making an investment in Kirkwood Associates Inc. ("KAI"). EFG/Kirkwood's investment consists of a common stock interest in KAI of approximately 16% as well as preferred stock and convertible debt. The Trusts purchased Class A Interests in EFG/Kirkwood and the other affiliate purchased Class B Interests in EFG/Kirkwood. Generally, the Class A Interest holders are entitled to certain preferred returns prior to distribution payments to the Class B Interest holder. KAI owns a ski resort, a local public utility, and land which is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. Subsequent to making its investment in KAI, EFG/Kirkwood made a 50% investment in Mountain Springs Resorts LLC, an entity formed for the purpose of acquiring an ownership interest in a Colorado ski resort. The Trust's ownership interest in EFG/Kirkwood had a cost of $1,481,976, including a 1% acquisition fee ($14,673) paid to EFG. The Trust's investment in EFG/Kirkwood is accounted for on the equity method.

                             AFG Investment Trust B
                        Notes to the Financial Statements

                                   (Continued)

NOTE 6 - RELATED PARTY TRANSACTIONS

     All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 2000 and 1999, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                                              2000                 1999
                                                        ---------------      ---------------

     Management fees                                    $        17,165      $         15,822
     Administrative charges                                      29,947                17,631
     Reimbursable operating expenses
         due to third parties                                    27,869               233,424
                                                        ---------------      ----------------

                                    Total              $        74,981      $        266,877
                                                        ===============      ================


     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At March 31, 2000, the Trust was owed $118,003 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in April 2000.


NOTE 7 - NOTES PAYABLE

     Notes payable at March 31, 2000 consisted of an installment note of $628,951 payable to an institutional lender. The note bears a fluctuating interest rate based on LIBOR (approximately 6% at March 31, 2000) plus a margin. The installment note is non-recourse and is collateralized by the Trust's interest in an aircraft leased to Reno Air, Inc. and the assignment of the related lease payments. The Trust has a balloon payment obligation of $282,421 at the expiration of the related lease term. The carrying amount of the note approximates fair value at March 31, 2000.

     The annual maturities of the note are as follows:

          For the year ending March 31,      2001         $     123,169
                                             2002               131,272
                                             2003               374,510
                                                          -------------

                                             Total        $     628,951
                                                          ==============

NOTE 8 - GUARANTY AGREEMENT

     On March 8, 2000, the Trust and three affiliated trusts entered into a guaranty agreement whereby the trusts, jointly and severally, have guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, a newly-formed Delaware company that is controlled by Gary D. Engle, President and Chief Executive Officer of EFG, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). The lease payments of Echelon Commercial LLC to Heller are supported by lease payments to Echelon Commercial LLC from various sub-lessees who are parties to commercial and residential lease agreements under the master lease agreement. The guarantee of lease payments by the Trust and the three affiliated trusts is capped at a maximum of $34,500,000, excluding expenses that could result in the event that Echelon Commercial LLC experiences a default under the terms of the master lease agreement. An agreement among the four trusts provides that the Trust is responsible for 11.58% of the guaranteed amount, or $3,995,100. In consideration for its guarantee, the Trust received an upfront cash fee equal to $57,900 and will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued

                             AFG Investment Trust B
                        Notes to the Financial Statements

                                   (Continued)

but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. The Trust will receive minimum aggregate fees for its guarantee of not less than $115,800, excluding interest. During the period March 8, 2000 to March 31, 2000, the Trust accrued a guaranty fee of $10,210. The upfront cash fee and the accrued but unpaid guaranty fee are reflected as Other Income on the accompanying Statement of Operations for the three months ended March 31, 2000.

                             AFG Investment Trust B

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements in this quarterly report of AFG Investment Trust B (the "Trust") that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Trust's contracted rents, the realization of residual proceeds for the Trust's equipment, the performance of the Trust's non-equipment investments, and future economic conditions.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999:

RESULTS OF OPERATIONS

     For the three months ended March 31, 2000, the Trust recognized lease revenue of $278,630 compared to $323,741 for same period in 1999. The decrease in lease revenue from 1999 to 2000 resulted principally from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time.

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

     Interest income for the three months ended March 31, 2000 was $93,535 compared to $109,986 for the same period in 1999. Generally interest income is generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. Interest income in 1999 also included interest earned on proceeds from the issuance of the Trust's Class B Interests in 1997. The amount of future interest income is expected to fluctuate as a result of changing interest rates, the collection of lease revenue, and the proceeds from equipment sales, among other factors. In addition, the Trust distributed $5,300,000 in January 2000, which resulted in a reduction in cash available for investment.

     On March 8, 2000, the Trust and three affiliated trusts entered into a guaranty agreement whereby the trusts, jointly and severally, have guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). In consideration for its guarantee, the Trust received an upfront cash fee equal to $57,900 and will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. During the period March 8, 2000 to March 31, 2000, the Trust accrued a guaranty fee of $10,210. The upfront cash fee and the accrued but unpaid guaranty fee are reflected as Other Income on the accompanying Statement of Operations for the three months ended March 31, 2000.

     The Trust received $261,116 in 1999 as a breakage fee from a third-party seller in connection with a transaction for new investments that was canceled by the seller in the first quarter of 1999. This amount is reflected as Other Income on the accompanying Statement of Operations for the three months ended March 31, 1999.

                             AFG Investment Trust B

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

     During the three months ended March 31, 2000, the Trust sold equipment having a net book value of $43,140 to existing lessees and third parties. These sales resulted in a net loss, for financial statement purposes, of $4,140 compared to a net gain of $144,615 on equipment having a net book value of $4,494,411 during the same period in 1999.

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

     Depreciation expense was $39,152 and $322,765 for the three months ended March 31, 2000 and 1999, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $11,958 or 4.3% of lease revenue in 2000 and $12,957 or 4% of lease revenue in 1999. Management fees were $17,165 and $15,822 in 2000 and 1999, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases. Management fees also include a 1% management fee on non-equipment investments, excluding cash.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Collectively, operating expenses were $57,816 and $251,055 during the three months ended March 31, 2000 and 1999, respectively. Operating expenses were higher in 1999 principally as a result of costs incurred of approximately $191,000 related to the repair and remarketing of an aircraft formerly leased to Alaska Airlines, Inc. in which the Trust held an interest. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.


LIQUIDITY AND CAPITAL RESOURCES AND DISCUSSION OF CASH FLOWS

     The Trust by its nature is a limited life entity. As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service

                             AFG Investment Trust B

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $250,458 and $483,205 for the three months ended March 31, 2000 and 1999, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's primary-term lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust experiences a higher frequency of remarketing events.

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

     Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the three months ended March 31, 2000, the Trust expended $128,576 for its investment in EFG/Kirkwood (see Note 5). During the three months ended March 31, 2000, the Trust realized net cash proceeds from asset disposals of $39,000 compared to $4,639,026 for the same period in 1999. Sale proceeds in 1999 include $4,619,262 related to the Trust's 39.59% interest in a McDonnell Douglas MD-82 aircraft formerly leased to Alaska Airlines, Inc. which was sold in January 1999. Future inflows of cash from asset disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. The Trust also realized proceeds from the sale of marketable securities of $53,652 during the three months ended March 31, 2000.

     The Trust obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. At March 31, 2000, the Trust had only one debt obligation outstanding pertaining to its ownership interest in an aircraft leased to Reno Air, Inc. That note will be partially amortized by the remaining contracted lease payments. Upon expiration of the lease agreement in 2003, the Trust will have a balloon payment obligation of $282,421 to retire this indebtedness.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, marketable debt and equity securities classified as available-for-sale are required to be carried at fair value. During the three months ended March 31, 2000, the Trust recorded an unrealized loss on available-for-sale securities of $7,116.

     At March 31, 2000, the Trust was due aggregate future minimum lease payments of $818,689 from contractual lease agreements (see Note 3 to the financial statements), a portion of which will be used to amortize the principal balance of notes payable of $628,951 (see Note 7 to the financial statements). Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets becomes available for remarketing, the cash flows of the Trust will become less predictable.

     During 1999, the Managing Trustee evaluated and pursued a number of potential new investments, several of which the Managing Trustee concluded had market returns that it believed were less than adequate given the potential risks. Most transactions involved the equipment leasing, business finance and real estate development industries. Although the Managing Trustee intends to continue to evaluate additional new investments, it

                             AFG Investment Trust B

                                    FORM 10-Q

                          PART I. FINANCIAL INFORMATION

anticipates that the Trust will be able to fund these new investments with cash on hand or other sources, such as the proceeds from future asset sales or refinancings and new indebtedness. As a result, the Trust declared a special cash distribution during the fourth quarter of 1999 to the Trust Beneficiaries totaling $5,300,000 which was paid on January 19, 2000.

     After the special distribution on January 19, 2000, the Trust adopted a new distribution policy and suspended the payment of regular monthly cash distributions. Looking forward, the Managing Trustee presently does not expect to reinstate cash distributions until expiration of the Trust's reinvestment period in December 2001; however, the Managing Trustee periodically will review and consider other one-time distributions. In addition to maintaining sale proceeds for reinvestment, the Managing Trustee expects that the Trust will retain cash from operations to fully retire its balloon debt obligation and for the continued maintenance of the Trust's assets. The Managing Trustee believes that this change in policy is in the best interests of the Trust over the long term and will have the added benefit of reducing the Trust's distribution expenses.

     In the future, the nature of the Trust's operations and principal cash flows gradually will shift from rental receipts to equipment sale proceeds as the Trust matures and change as a result of potential new investments not consisting of equipment acquisitions. As this occurs, the Trust's cash flows resulting from equipment investments may become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust's equipment and will consider these factors, in addition to new investment activities, the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital requirements, in establishing the amount and timing of future cash distributions.

     In accordance with the Trust Agreement, upon the dissolution of the Trust, the Managing Trustee will be required to contribute to the Trust an amount equal to any negative balance which may exist in the Managing Trustee's tax capital account. At December 31, 1999, the Managing Trustee had a positive tax capital account balance. No such requirement exists with respect to the Special Beneficiary.

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



                                              AFG Investment Trust B

                               By:      AFG ASIT Corporation, a Massachusetts
                                        corporation and the Managing Trustee of
                                        the Registrant.


                               By:      /s/  MICHAEL J. BUTTERFIELD
                                        -------------------------------
                                        Michael J. Butterfield
                                        Treasurer AFG ASIT Corporation
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)


                               Date:    MAY 15, 2000
                                        -------------------------------


                               By:      /s/  GARY ROMANO
                                        -------------------------------
                                        Gary M. Romano
                                        Clerk of AFG ASIT Corporation
                                        (Duly Authorized Officer and
                                        Principal Financial Officer)


                               Date:    MAY 15, 2000
                                        -------------------------------