Form 10-Q
period 2000-06-30
AFG INVESTMENT TRUST B
filed 2000-08-14
CIK 879495

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended June 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period from         to

                          Commission File No. 0-21390

                               ----------------

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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [_]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             AFG INVESTMENT TRUST B

                                   FORM 10-Q

                                     INDEX

                                                                                     Page
                                                                                     -----
PART I. FINANCIAL INFORMATION:

     Item 1. Financial Statements

             Statement of Financial Position
              at June 30, 2000 and December 31, 1999...............................      3

             Statement of Operations
              for the three and six months ended June 30, 2000 and 1999............      4

             Statement of Changes in Participants' Capital
              for the six months ended June 30, 2000...............................      5

             Statement of Cash Flows
              for the six months ended June 30, 2000 and 1999......................      6

             Notes to the Financial Statements.....................................   7-10

     Item 2. Management's Discussion and Analysis of Financial Condition and
              Results of Operations................................................  11-14

PART II. OTHER INFORMATION:

     Items 1-6......................................................................    16

                             AFG INVESTMENT TRUST B

                        STATEMENT OF FINANCIAL POSITION

                      June 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                         June 30,  December 31,
                                                           2000        1999
                                                        ---------- ------------
ASSETS
Cash and cash equivalents.............................. $5,274,938 $10,193,277
Marketable securities..................................     72,000     108,544
Rents receivable.......................................         --         635
Accounts receivable--affiliate.........................    112,090     112,228
Accounts receivable--other.............................     10,210          --
Interest receivable....................................      3,681       3,681
Investment in EFG/Kirkwood.............................  1,663,776   1,353,400
Investment--other .....................................     23,700          --
Equipment at cost, net of accumulated depreciation of
 $6,321,527 and $6,686,836 at June 30, 2000 and
 December 31, 1999, respectively.......................  1,117,844   1,280,251
                                                        ---------- -----------
    Total assets....................................... $8,278,239 $13,052,016
                                                        ========== ===========

LIABILITIES AND PARTICIPANTS' CAPITAL
Notes payable.......................................... $  600,888 $   656,454
Accrued interest.......................................      2,058       2,386
Accrued liabilities....................................     29,000      53,608
Accrued liabilities--affiliate.........................     14,530      15,436
Deferred rental income.................................     42,406      42,050
Cash distributions payable to participants.............         --   5,300,000
                                                        ---------- -----------
    Total liabilities..................................    688,882   6,069,934
                                                        ---------- -----------
Participants' capital (deficit):
 Managing Trustee......................................        503     (26,988)
 Special Beneficiary...................................      4,148    (222,647)
 Class A Beneficiary Interests (582,017 Interests;
  initial purchase price of $25 each)..................  8,365,260   8,336,812
 Class B Beneficiary Interests (1,000,961 Interests;
  initial purchase price of $5 each)...................     10,821    (313,720)
 Treasury Interests (83,477 Class A Interests at
  Cost)................................................  (791,375)    (791,375)
                                                        ---------- -----------
    Total participants' capital........................  7,589,357   6,982,082
                                                        ---------- -----------
    Total liabilities and participants' capital........ $8,278,239 $13,052,016
                                                        ========== ===========

   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST B

                            STATEMENT OF OPERATIONS

           For the three and six months ended June 30, 2000 and 1999
                                  (Unaudited)

                          For the three months ended  For the six months ended
                                   June 30,                   June 30,
                          --------------------------- -------------------------
                              2000          1999         2000         1999
                          ------------- ------------- -------------------------
Income:
 Lease revenue........... $     284,778 $     346,650 $   563,408 $     670,391
 Interest income.........        84,763       155,194     178,298       265,180
 Gain on sale of
  equipment..............        24,264       329,688      20,124       474,303
 Gain on sale of
  marketable securities..            --            --      21,520            --
 Other income............            --            --      68,110       261,116
                          ------------- ------------- ----------- -------------
    Total income.........       393,805       831,532     851,460     1,670,990
                          ------------- ------------- ----------- -------------

Expenses:
 Depreciation............        31,803       195,939      70,955       518,704
 Interest expense........        11,800        12,544      23,758        25,501
 Management fees--
  affiliates.............        18,080        17,784      35,245        33,606
 Operating expenses--
  affiliate..............        50,882       119,377     108,698       370,432
                          ------------- ------------- ----------- -------------
    Total expenses.......       112,565       345,644     238,656       948,243
                          ------------- ------------- ----------- -------------

Net income............... $     281,240 $     485,888 $   612,804 $     722,747
                          ============= ============= =========== =============

Net income
 per Class A Beneficiary
  Interest............... $         .06 $         .49 $       .06 $         .73
                          ============= ============= =========== =============
 per Class B Beneficiary
  Interest............... $         .14 $         .14 $       .32 $         .21
                          ============= ============= =========== =============
Cash distributions
 declared
 per Class A Beneficiary
  Interest .............. $          -- $        1.22 $        -- $        1.63
                          ============= ============= =========== =============
 per Class B Beneficiary
  Interest............... $          -- $         .12 $        -- $         .24
                          ============= ============= =========== =============


   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST B

                 STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                     For the six months ended June 30, 2000
                                  (Unaudited)

                                                      Class A               Class B
                          Managing    Special      Beneficiaries         Beneficiaries
                          Trustee   Beneficiary --------------------  -------------------  Treasury
                           Amount     Amount    Interests   Amount    Interests  Amount    Interests    Total
                          --------  ----------- --------- ----------  --------- ---------  ---------  ----------
Balance at December 31,
 1999.................... $(26,988)  $(222,647)  582,017  $8,336,812  1,000,961 $(313,720) $(791,375) $6,982,082
 Net income..............   27,545     227,007        --      33,711         --   324,541         --     612,804
 Unrealized loss on
  marketable securities..      (54)       (212)       --      (5,263)        --        --         --      (5,529)
                          --------   ---------   -------  ----------  --------- ---------  ---------  ----------
Comprehensive income.....   27,491     226,795        --      28,448         --   324,541         --     607,275
                          --------   ---------   -------  ----------  --------- ---------  ---------  ----------
Balance at June 30,
 2000.................... $    503   $   4,148   582,017  $8,365,260  1,000,961 $  10,821  $(791,375) $7,589,357
                          ========   =========   =======  ==========  ========= =========  =========  ==========


   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST B

                            STATEMENT OF CASH FLOWS

                For the six months ended June 30, 2000 and 1999
                                  (Unaudited)

                                                        2000         1999
                                                     -----------  -----------
Cash flows provided by (used in) operating
 activities:
Net income.......................................... $   612,804  $   722,747
Adjustments to reconcile net income to net cash
 provided by
 operating activities:
  Depreciation......................................      70,955      518,704
  Accretion of bond discount........................      (1,117)          --
  Gain on sale of equipment.........................     (20,124)    (474,303)
  Gain on sale of marketable securities.............     (21,520)          --
Changes in assets and liabilities
 Decrease (increase) in:
  Rents receivable..................................         635      228,450
  Accounts receivable--affiliate....................         138      (38,069)
  Accounts receivable--other........................     (10,210)          --
 Increase (decrease) in:
  Accrued interest..................................        (328)        (568)
  Accrued liabilities...............................     (24,608)     (18,875)
  Accrued liabilities--affiliate....................        (906)     532,019
  Deferred rental income............................         356          358
  Other liabilities.................................          --     (197,950)
                                                     -----------  -----------
    Net cash provided by operating activities.......     606,075    1,272,513
                                                     -----------  -----------

Cash flows provided by (used in) investing
 activities:
 Purchase of marketable securities..................          --      (32,132)
 Proceeds from equipment sales......................     111,576    4,673,204
 Proceeds from sale of marketable securities........      53,652           --
 Investment--other..................................     (23,700)          --
 Investment in EFG/Kirkwood.........................    (310,376)  (1,212,000)
                                                     -----------  -----------
    Net cash provided by (used in) investing
     activities.....................................    (168,848)   3,429,072
                                                     -----------  -----------

Cash flows provided by (used in) financing
 activities:
 Principal payments--notes payable..................     (55,566)     (98,635)
 Distributions paid.................................  (5,300,000)    (786,828)
 Restricted cash....................................          --    1,126,595
                                                     -----------  -----------
    Net cash provided by (used in) financing
     activities.....................................  (5,355,566)     241,132
                                                     -----------  -----------
Net (decrease) increase in cash and cash
 equivalents........................................  (4,918,339)   4,942,717
Cash and cash equivalents at beginning of period....  10,193,277    5,909,535
                                                     -----------  -----------
Cash and cash equivalents at end of period.......... $ 5,274,938  $10,852,252
                                                     ===========  ===========
Supplemental disclosure of cash flow information:
 Cash paid during the period for interest........... $    24,086  $    26,069
                                                     ===========  ===========


   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST B

                       NOTES TO THE FINANCIAL STATEMENTS

                                 June 30, 2000
                                  (Unaudited)

Note 1--Basis of Presentation

   The financial statements presented herein are prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for preparing Form10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1999 Annual Report. Except as disclosed herein, there have been no material changes to the information presented in the footnotes to the 1999 Annual Report.

   In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2000 and December 31, 1999 and results of operations for the three and six months ended June 30, 2000 and 1999 have been made and are reflected.

Note 2--Cash Equivalents and Marketable Securities

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

   The Trust recorded an unrealized loss on available-for-sale securities of $5,529 during the six months ended June 30, 2000 that is included as a separate component of participants' capital. At June 30, 2000, total debt securities had an amortized cost of $72,487 and a fair value of $72,000. During the six months ended June 30, 2000, total comprehensive income amounted to $607,275.

Note 3--Revenue Recognition

   Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $652,979 are due as follows:

        For the year ending June 30, 2001............................. $412,819
                      2002............................................  160,420
                      2003............................................   79,740
                                                                       --------
                      Total........................................... $652,979
                                                                       ========

                             AFG INVESTMENT TRUST B

Note 4--Equipment

   The following is a summary of equipment owned by the Trust at June 30, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 2000 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                                   Remaining
                                                   Lease Term        Equipment,
              Equipment Type                        (Months)          at Cost
              --------------                      -----------        ----------
Communications.............................            6             $2,703,591
Materials handling.........................           0-16            2,126,772
Aircraft...................................            30             1,239,741
Computers and peripherals..................           0-1             1,051,435
Construction and mining....................            6                219,162
Trailers/intermodal containers.............           0-8                56,976
Manufacturing..............................            0                 41,694
                                                                     ----------
                                            Total equipment cost      7,439,371
                                            Accumulated depreciation  6,321,527
                                                                     ----------
                                            Equipment, net of
                                            accumulated depreciation $1,117,844
                                                                     ==========

   At June 30, 2000, the Trust's equipment portfolio included equipment having a proportionate original cost of $5,245,162, representing approximately 71% of total equipment cost.

   Certain of the Trust's equipment and the related lease streams were used to secure the Trust's term loans with third-party lenders. The preceding summary includes leveraged equipment having an aggregate original cost of approximately $1,240,000 and a net book value of $988,074 at June 30, 2000.

   The summary above includes fully-depreciated equipment held for sale or re-lease with a cost of $859,132. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease.

Note 5--Investment in EFG/Kirkwood

   On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and another affiliate formed EFG/Kirkwood Capital LLC ("EFG/Kirkwood") for the purpose of making an investment in Kirkwood Associates Inc. ("KAI"). EFG/Kirkwood's investment consists of a common stock interest in KAI of approximately 16% as well as preferred stock and convertible debt. The Trusts purchased Class A Interests in EFG/Kirkwood and the other affiliate purchased Class B Interests in EFG/Kirkwood. Generally, the Class A Interest holders are entitled to certain preferred returns prior to distribution payments to the Class B Interest holder. KAI owns a ski resort, a local public utility, and land which is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. Subsequent to making its investment in KAI, EFG/Kirkwood made a 50% investment in Mountain Springs Resorts LLC, an entity formed for the purpose of acquiring an ownership interest in a Colorado ski resort. The Trust's ownership interest in EFG/Kirkwood had a cost of $1,663,776, including a 1% acquisition fee ($16,473) paid to EFG. The Trust's investment in EFG/Kirkwood is accounted for on the equity method.

                             AFG INVESTMENT TRUST B

Note 6--Related Party Transactions

   All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 2000 and 1999, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                                            For the six months
                                                              ended June 30,
                                                            -------------------
                                                              2000      1999
                                                            --------- ---------
Management fees............................................ $  35,245 $  33,606
Acquisition fees...........................................     3,073    12,321
Administrative charges.....................................    55,897    75,556
Reimbursable operating expenses due to third parties.......    52,801   294,876
                                                            --------- ---------
  Total.................................................... $ 147,016 $ 416,359
                                                            ========= =========

   All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 2000, the Trust was owed $112,090 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in July 2000.

Note 7--Notes Payable

   Notes payable at June 30, 2000 consisted of an installment note of $600,888 payable to an institutional lender. The note bears a fluctuating interest rate based on LIBOR (approximately 6.52% at June 30, 2000) plus a margin. The installment note is non-recourse and is collateralized by the Trust's interest in an aircraft leased to Reno Air, Inc. and the assignment of the related lease payments. The Trust has a balloon payment obligation of $282,421 at the expiration of the related lease term in January 2003. The carrying amount of the note approximates fair value at June 30, 2000.

   The annual maturities of the note are as follows:

        For the year ending June 30, 2001...................... $126,313
                         2002..................................  134,078
                         2003..................................  340,497
                                                                --------
                        Total.................................. $600,888
                                                                ========

                             AFG INVESTMENT TRUST B

Note 8--Guaranty Agreement

   On March 8, 2000, the Trust and three affiliated trusts entered into a guaranty agreement whereby the trusts, jointly and severally, have guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, a newly-formed Delaware company that is controlled by Gary D. Engle, President and Chief Executive Officer of EFG, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). The lease payments of Echelon Commercial LLC to Heller are supported by lease payments to Echelon Commercial LLC from various sub-lessees who are parties to commercial and residential lease agreements under the master lease agreement. The guarantee of lease payments by the Trust and the three affiliated trusts is capped at a maximum of $34,500,000, excluding expenses that could result in the event that Echelon Commercial LLC experiences a default under the terms of the master lease agreement. An agreement among the four trusts provides that the Trust is responsible for 11.58% of the current guaranteed amount, or $3,816,008 at June 30, 2000. In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. The Trust will receive minimum aggregate fees for its guarantee of not less than $115,800, excluding interest. During the six months ended June 30, 2000, the Trust received an upfront cash fee of $57,900 and recognized $68,110 of income related to this guaranty fee. The guaranty fee is reflected as Other Income on the accompanying Statement of Operations for the six months ended June 30, 2000.

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

Three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999

Results of Operations

   For the three and six months ended June 30, 2000, the Trust recognized lease revenue of $284,778 and $563,408, respectively, compared to $346,650 and $670,391 for the same periods in 1999. The decrease in lease revenue from 1999 to 2000 resulted primarily from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time.

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

   Interest income for the three and six months ended June 30, 2000 was $84,763 and $178,298, respectively, compared to $155,194 and $265,180 for the same periods in 1999. Generally, interest income is generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. Interest income in 1999 also included interest earned on proceeds from the issuance of the Trust's Class B Interests in 1997. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. In addition, the Trust made a distribution of $5,300,000 in January 2000, which resulted in a reduction in cash available for investment.

   During the three and six months ended June 30, 2000, the Trust sold equipment having a net book value of $48,312 and $91,452, respectively, to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $24,264 and $20,124, respectively.

   During the three and six months ended June 30, 1999, the Trust sold equipment having a net book value of $11,807 and $4,198,901, respectively, to existing lessees and third parties. These sales resulted in a net gain for financial statement purposes of $329,688 and $474,303, respectively.

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

   During the six months ended June 30, 2000, the Trust sold marketable securities, having a book value of $32,132, resulting in a gain for financial statement purposes, of $21,520.

   On March 8, 2000, the Trust and three affiliated trusts entered into a guaranty agreement whereby the trusts, jointly and severally, have guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. During the six months ended June 30, 2000, the Trust received an upfront cash fee of $57,900 and recognized $68,110 of income related to this guaranty fee. The guaranty fee is reflected as Other Income on the accompanying Statement of Operations for the six months ended June 30, 2000.

   The Trust received $261,116 in 1999 as a breakage fee from a third-party seller in connection with a transaction for new investments that was canceled by the seller during the first quarter of 1999. This amount is reflected as Other Income on the accompanying Statement of Operations for the six months ended June 30, 1999.

   Depreciation expense for the three and six months ended June 30, 2000 was $31,803 and $70,955, respectively, compared to $195,939 and $518,704 for the same periods in 1999. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

   Interest expense was $11,800 and $23,758, respectively, for the three and six months ended June 30, 2000, compared to $12,544 and $25,501 for the same periods in 1999. Interest expense will continue to decrease in future periods as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

   Management fees totaled $18,080 and $35,245, respectively, for the three and six months ended June 30, 2000, compared to $17,784 and $33,606, respectively, for the same periods in 1999.

Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases. Management fees also include a 1% management fee on non-equipment investments, excluding cash.

   Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Operating expenses were $50,882 and $108,698, respectively, for the three and six months ended June 30, 2000 compared to $119,377 and $370,432 for the same periods in 1999. Operating expenses were greater in 1999 primarily as a result of costs incurred of approximately $191,000 related to the repair and remarketing of an aircraft formerly leased to Alaska Airlines, Inc., in which the Trust held an interest. In addition, operating expenses in 1999 included an adjustment for 1998 actual administrative and third-party costs of approximately $46,000. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows

   The Trust by its nature is a limited life entity. As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $606,075 and $1,272,513 for the six months ended June 30, 2000 and 1999, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's primary-term lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust experiences a higher frequency of remarketing events.

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

   Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the six months ended June 30, 2000 and 1999, the Trust expended $310,376 and $1,212,000, respectively, for its investment in EFG/Kirkwood (See Note 5 to the financial statements). The Trust expended $23,700 to acquire a certain investment and $32,132 to purchase marketable securities during the six months ended June 30, 2000 and 1999, respectively. During the six months ended June 30, 2000, the Trust realized net cash proceeds from equipment disposals of $111,576 compared to $4,673,204 for the same period in 1999. Sale proceeds in 1999 include $4,619,262 related to the Trust's 39.59% interest in a McDonnell Douglas MD-82 aircraft formerly leased to Alaska Airlines, Inc., which was sold in January 1999. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. The Trust also realized proceeds from the sale of marketable securities of $53,652 during the six months ended June 30, 2000.

   At June 30, 2000, the Trust was due aggregate future minimum lease payments of $652,979 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $600,888. See Notes 3 and 7 to the financial statements. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets becomes available for remarketing, the cash flows of the Trust will become less predictable.

   In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable debt and equity securities classified as available-for-sale are required to be carried at fair value. During the six months ended June 30, 2000, the Trust recorded an unrealized loss on available-for-sale securities of $5,529.

   The Trust obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. At June 30, 2000, the Trust had only one debt obligation outstanding pertaining to its ownership interest in an aircraft leased to Reno Air, Inc. That note will be partially amortized by the remaining contracted lease payments. Upon expiration of the lease agreement in 2003, the Trust will have a balloon payment obligation of $282,421 to retire this indebtedness.


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

   After the special distribution on January 19, 2000, the Trust adopted a new distribution policy and suspended the payment of regular monthly cash distributions. The Managing Trustee presently does not expect to reinstate cash distributions until expiration of the Trust's reinvestment period in December 2001; however, the Managing Trustee will periodically review and consider other one-time distributions. In addition to maintaining sale proceeds for reinvestment, the Managing Trustee expects that the Trust will retain cash from operations to fully retire its balloon debt obligation and for the continued maintenance of the Trust's assets. The Managing Trustee believes that this change in policy is in the best interests of the Trust over the long term and will have the added benefit of reducing the Trust's distribution expenses.

   In the future, the nature of the Trust's operations and principal cash flows will continue to shift from rental receipts to equipment sale proceeds as the Trust matures and change as a result of potential new investments not consisting of equipment acquisitions. As this occurs, the Trust's cash flows resulting from equipment investments may become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust's equipment and will consider these factors, in addition to new investment activities, the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital requirements, in establishing the amount and timing of future cash distributions.

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

Item 1.     Legal Proceedings
            Response: None

Item 2.     Changes in Securities
            Response: None

Item 3.     Defaults upon Senior Securities
            Response: None

Item 4.     Submission of Matters to a Vote of Security Holders
            Response: None

Item 5.     Other Information
            Response: None

Item 6(a).  Exhibits
            27 Financial Data Schedule

Item 6(b).  Reports on Form 8-K
            Response: None

                                EXHIBIT INDEX
                                -------------

Exhibit        Description
-------        -----------

27             Financial Data Schedule

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

                             AFG INVESTMENT TRUST B

                             By: AFG ASIT Corporation, a Massachusetts
                                corporation and the Managing Trustee
                                of the Registrant.

                                       /s/ Michael J. Butterfield
                             By: ______________________________________________
                                           Michael J. Butterfield
                                      Treasurer of AFG ASIT Corporation
                                        (Duly Authorized Officer and
                                        Principal Accounting Officer)

                             Date: August 14, 2000