Form 10-Q
period 2000-09-30
AFG INVESTMENT TRUST B
filed 2000-11-14
CIK 879495

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            AFG INVESTMENT TRUST B

                                   FORM 10-Q

                                     INDEX

                                                                                                        Page
PART I. FINANCIAL INFORMATION:

          Item 1. Financial Statements

                  Statement of Financial Position
                    at September 30, 2000 and December 31, 1999...............................         3

                  Statement of Operations
                    for the three and nine months ended September 30, 2000 and 1999...........         4

                  Statement of Changes in Participants' Capital
                    for the nine months ended September 30, 2000..............................         5

                  Statement of Cash Flows
                    for the nine months ended September 30, 2000 and 1999.....................         6

                  Notes to the Financial Statements...........................................      7-10

          Item 2. Management's Discussion and Analysis of Financial Condition and Results
                    of Operations.............................................................     11-15

PART II.  OTHER INFORMATION:

          Items 1-6...........................................................................         16

                            AFG INVESTMENT TRUST B

                        STATEMENT OF FINANCIAL POSITION

                   September 30, 2000 and December 31, 1999
                                  (Unaudited)

                                                                               September 30,        December 31,
                                                                                   2000                1999
                                                                              -------------        ------------
ASSETS
Cash and cash equivalents.................................................    $   5,396,912        $ 10,193,277
Marketable securities.....................................................           73,500             108,544
Rents receivable..........................................................           14,939                 635
Accounts receivable--affiliate............................................           35,952             112,228
Accounts receivable--other................................................           45,333               -
Interest receivable.......................................................            2,161               3,681
Note receivable...........................................................           50,500               -
Investment in EFG/Kirkwood................................................        1,764,776           1,353,400
Equipment at cost, net of accumulated depreciation of $6,246,551 and
   $6,686,836 at September 30, 2000 and December 31, 1999, respectively...        1,085,357           1,280,251
                                                                              -------------       -------------
          Total assets....................................................    $   8,469,430       $  13,052,016
                                                                              =============       =============


LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable.............................................................    $     572,085       $     656,454
Accrued interest..........................................................            1,880               2,386
Accrued liabilities.......................................................           41,800              53,608
Accrued liabilities--affiliate............................................           26,221              15,436
Deferred rental income....................................................           10,982              42,050
Cash distributions payable to participants................................             -              5,300,000
                                                                              -------------       -------------
          Total liabilities...............................................          652,968           6,069,934
                                                                              -------------       -------------
Participants' capital (deficit):
   Managing Trustee.......................................................            2,774             (26,988)
   Special Beneficiary....................................................           22,884            (222,647)
   Class A Beneficiary Interests (582,017 Interests; initial purchase
     price of $25 each)...................................................        8,522,483           8,336,812
   Class B Beneficiary Interests (1,000,961 Interests; initial purchase
     price of $5 each)....................................................           59,696            (313,720)
   Treasury Interests (83,477 Class A Interests at Cost)..................         (791,375)           (791,375)
                                                                              -------------       -------------
          Total participants' capital.....................................        7,816,462           6,982,082
                                                                              -------------       -------------
          Total liabilities and participants' capital.....................    $   8,469,430       $  13,052,016
                                                                              =============       =============


  The accompanying notes are an integral part of these financial statements.

                            AFG INVESTMENT TRUST B

                            STATEMENT OF OPERATIONS

        For the three and nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                 For the three months ended       For the nine months ended
                                                        September 30,                    September 30,
                                                    2000             1999            2000             1999
                                               -------------    -------------    -------------   -------------
Income:
   Lease revenue...........................    $     238,160    $     306,090    $     801,568   $     976,481
   Interest income.........................           94,054          129,870          272,352         395,050
   Gain on sale of equipment...............           16,000           20,414           36,124         494,717
   Gain on sale of marketable securities...            -               -                21,520           -
   Other income............................           11,186           -                79,296         261,116
                                               -------------    -------------    -------------   -------------
          Total income.....................          359,400          456,374        1,210,860       2,127,364
                                               -------------    -------------    -------------   -------------
Expenses:
   Depreciation............................           32,487           72,672          103,442         591,376
   Interest expense........................           11,424           12,433           35,182          37,934
   Management fees - affiliates............           15,967           18,045           51,212          51,651
   Operating expenses - affiliate..........           73,407          118,002          182,106         488,434
                                               -------------    -------------    -------------   -------------
          Total expenses...................          133,285          221,152          371,942       1,169,395
                                               -------------    -------------    -------------   -------------

Net income.................................    $     226,115    $     235,222    $     838,918   $     957,969
                                               =============    =============    =============   =============
Net income
   per Class A Beneficiary Interest........    $        0.27    $        0.25    $        0.33   $        0.98
                                               =============    =============    =============   =============
   per Class B Beneficiary Interest........    $        0.05    $        0.07    $        0.37   $        0.28
                                               =============    =============    =============   =============
Cash distributions declared
   per Class A Beneficiary Interest........    $       -        $        0.41    $       -       $        2.04
                                               =============    =============    =============   =============
   per Class B Beneficiary Interest........    $       -        $        0.12    $       -       $        0.36
                                               =============    =============    =============   =============


  The accompanying notes are an integral part of these financial statements.

                            AFG INVESTMENT TRUST B

                 STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                 For the nine months ended September 30, 2000
                                  (Unaudited)



                                      Managing    Special         Class A                Class B
                                      Trustee   Beneficiary     Beneficiaries          Beneficiaries         Treasury
                                      Amount      Amount     Interests    Amount     Interests    Amount     Interests     Total
                                      ------      ------     ---------    ------     ---------    ------     ---------     -----
Balance at December 31, 1999......  $  (26,988) $ (222,647)    582,017  $8,336,812   1,000,961  $ (313,720) $ (791,375)  $6,982,022
  Net income......................      29,807     245,661           -     190,248           -     373,202           -      838,918
  Unrealized gain(loss) on
   marketable securities/
   marketable securities--
   affiliate.........                      (45)       (130)          -      (4,577)          -         214           -       (4,538)
                                    ----------  ----------  ----------  ----------  ----------  ----------  ----------   ----------
Comprehensive income .............      29,762     245,531           -     185,671           -     373,416           -      834,380
                                    ----------  ----------  ----------  ----------  ----------  ----------  ----------   ----------
Balance at September 30, 2000.....  $    2,774  $   22,884     582,017  $8,522,483   1,000,961  $   59,696  $ (791,375)  $7,816,462
                                    ==========  ==========  ==========  ==========  ==========  ==========  ==========   ==========

  The accompanying notes are an integral part of these financial statements.

                            AFG INVESTMENT TRUST B

                            STATEMENT OF CASH FLOWS

             For the nine months ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                           2000                 1999
                                                                      -------------        -------------
Cash flows provided by (used in) operating activities:
Net income..........................................................  $     838,918        $     957,969
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation...................................................        103,442              591,376
     Accretion of bond discount.....................................         (1,626)                   -
     Gain on sale of equipment......................................        (36,124)            (494,717)
     Gain on sale of marketable securities..........................        (21,520)                   -
Changes in assets and liabilities
   Decrease (increase) in:
     Rents receivable...............................................        (14,304)             233,968
     Accounts receivable - affiliate................................         76,276               45,691
     Accounts receivable - other....................................        (45,333)                   -
     Interest receivable............................................          1,520                    -
   Increase (decrease) in:
     Accrued interest...............................................           (506)                (580)
     Accrued liabilities............................................        (11,808)             (99,000)
     Accrued liabilities - affiliate................................         10,785                  796
     Deferred rental income.........................................        (31,068)               1,422
     Other liabilities..............................................              -             (197,950)
                                                                      -------------        -------------
          Net cash provided by operating activities.................        868,652            1,038,975
                                                                      -------------        -------------

Cash flows provided by (used in) investing activities:
   Purchase of marketable securities................................              -              (32,132)
   Proceeds from equipment sales....................................        127,576            4,721,955
   Proceeds from sale of marketable securities......................         53,652                    -
   Investment in EFG/Kirkwood.......................................       (411,376)          (1,212,000)
   Note receivable.................................................         (50,500)                   -
                                                                      -------------        -------------
          Net cash (used in) provided by investing activities.......       (280,648)           3,477,823
                                                                      -------------        -------------

Cash flows provided by (used in) financing activities:
   Principal payments--notes payable................................        (84,369)            (135,562)
   Distributions paid...............................................     (5,300,000)          (1,654,038)
   Restricted cash..................................................              -            1,627,304
                                                                      -------------        -------------
          Net cash used in financing activities.....................     (5,384,369)            (162,296)
                                                                      -------------        -------------

Net (decrease) increase in cash and cash equivalents................     (4,796,365)           4,354,502
Cash and cash equivalents at beginning of period....................     10,193,277            5,909,535
                                                                      -------------        -------------
Cash and cash equivalents at end of period..........................  $   5,396,912        $  10,264,037
                                                                      =============        =============

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest.........................  $      35,688        $      38,514
                                                                      =============        =============

  The accompanying notes are an integral part of these financial statements.

                            AFG INVESTMENT TRUST B

                       NOTES TO THE FINANCIAL STATEMENTS

                              September 30, 2000
                                  (Unaudited)


Note 1--Basis of Presentation

     The financial statements presented herein are prepared in conformity with generally accepted accounting principles for interim financial information and with the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 1999 Annual Report. Except as disclosed herein, there have been no material changes to the information presented in the footnotes to the 1999 Annual Report.

     In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at September 30, 2000 and December 31, 1999 and results of operations for the three and nine months ended September 30, 2000 and 1999 have been made and are reflected.

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

     The Trust recorded a net unrealized loss on available-for-sale securities of $4,538 during the nine months ended September 30, 2000 that is included as a separate component of participants' capital. At September 30, 2000, total debt securities had an amortized cost of $72,996 and a fair value of $73,500. During the nine months ended September 30, 2000, total comprehensive income amounted to $834,380.

Note 3--Revenue Recognition

     Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as the Managing Trustee and the Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $488,320 are due as follows:

               For the year ending September 30,
                      2001.......................      $  288,735
                      2002.......................         159,715
                      2003.......................          39,870
                                                       ----------
                      Total......................      $  488,320
                                                       ==========

                             AFG INVESTMENT TRUST B

Note 4--Equipment

     The following is a summary of equipment owned by the Trust at September 30, 2000. Remaining Lease Term (Months), as used below, represents the number of months remaining from September 30, 2000 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis. In the opinion of EFG, the acquisition cost of the equipment did not exceed its fair market value.

                                            Remaining
                                            Lease Term                  Equipment,
          Equipment Type                     (Months)                    at Cost
          --------------                     --------                    -------
Communications....................              3                     $   2,703,590
Materials handling................             0-25                       2,019,310
Aircraft..........................              27                        1,239,741
Computers and peripherals.........              10                        1,051,435
Construction and mining...........              3                           219,162
Trailers/intermodal containers....              5                            56,976
Manufacturing.....................              0                            41,694
                                                                      -------------
                                     Total equipment cost                 7,331,908
                                     Accumulated depreciation             6,246,551
                                                                      -------------
                                     Equipment, net of
                                       accumulated depreciation         $ 1,085,357
                                                                      =============

     At September 30, 2000, the Trust's equipment portfolio included equipment having a proportionate original cost of $5,245,162, representing approximately 72% of total equipment cost.

     Certain of the Trust's equipment and the related lease streams were used to secure the Trust's term loans with third-party lenders. The preceding summary includes leveraged equipment having an aggregate original cost of approximately $1,240,000 and a net book value of $973,555 at September 30, 2000.

     The summary above includes fully-depreciated equipment held for sale or re-lease with a cost of $859,132. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease.

Note 5--Investment in EFG/Kirkwood

     On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and another affiliate formed EFG/Kirkwood Capital LLC ("EFG/Kirkwood") for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Trusts purchased Class A Interests in EFG/Kirkwood and the other affiliate purchased Class B Interests in EFG/Kirkwood. Generally, the Class A Interest holders are entitled to certain preferred returns prior to distribution payments to the Class B Interest holder. On May 1, 2000, the Trusts exchanged their interests in KAI common stock and preferred stock for corresponding pro-rata interests in Mountain Resort Holdings LLC ("Mountain Resort"). Mountain Resort owns a ski resort, a local public utility, and land which is held for development. The resort is located in Kirkwood, California and is approximately 30 miles from South Lake Tahoe, Nevada. Subsequent to making its investment in Mountain Resort, EFG/Kirkwood made a 50% investment in Mountain Springs Resorts LLC, an entity formed for the purpose of acquiring an ownership interest in a Colorado ski resort. The Trust's ownership interest in EFG/Kirkwood had a cost of $1,764,776, including a 1% acquisition fee ($17,473) paid to EFG. The Trust's investment in EFG/Kirkwood is accounted for on the equity method.

                            AFG INVESTMENT TRUST B

Note 6--Related Party Transactions

     All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the nine month periods ended September 30, 2000 and 1999, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:

                                                                  For the nine months
                                                                  ended September 30,
                                                                 2000             1999
                                                              ----------       ----------
Management fees..........................................     $   51,212       $   51,651
Acquisition fees.........................................          4,810           12,321
Administrative charges...................................         82,027          101,338
Reimbursable operating expenses due to third parties.....        100,079          387,096
                                                              ----------       ----------
     Total...............................................     $  238,128       $  552,406
                                                              ==========       ==========

     All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At September 30, 2000, the Trust was owed $35,952 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in October 2000.

Note 7--Notes Payable

     Notes payable at September 30, 2000 consisted of an installment note of $572,085 payable to an institutional lender. The note bears a fluctuating interest rate based on LIBOR (approximately 6.62% at September 30, 2000) plus a margin. The installment note is non-recourse and is collateralized by the Trust's interest in an aircraft leased to Reno Air, Inc. and the assignment of the related lease payments. The Trust has a balloon payment obligation of $282,421 at the expiration of the related lease term in January 2003. The carrying amount of the note approximates fair value at September 30, 2000.

     The annual maturities of the note are as follows:

               For the year ending September 30,
                        2001........................        $  121,614
                        2002........................           133,242
                        2003........................           317,229
                                                            ----------
                        Total.......................        $  572,085
                                                            ==========

Note 8--Guaranty Agreement

     On March 8, 2000, the Trust and three affiliated trusts entered into a guaranty agreement whereby the trusts, jointly and severally, have guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, a newly-formed Delaware company that is controlled by Gary D. Engle, President and Chief Executive Officer of EFG, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). The lease payments of Echelon Commercial LLC to Heller are supported by lease payments to Echelon Commercial LLC from various sub-lessees who are parties to commercial and residential lease agreements under the master lease agreement. The guarantee of lease payments by the Trust and the three affiliated trusts is capped at

                            AFG INVESTMENT TRUST B

Note 8--Guaranty Agreement (continued)

a maximum of $34,500,000 excluding expenses that could result in the event that Echelon Commercial LLC experiences a default under the terms of the master lease agreement. An agreement among the four trusts provides that the Trust is responsible for 11.58% of the current guaranteed amount, or $2,765,198 at September 30, 2000. In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. The Trust will receive minimum aggregate fees for its guarantee of not less than $115,800, excluding interest. During the nine months ended September 30, 2000, the Trust received an upfront cash fee of $57,900 and recognized $79,296 of income related to this guaranty fee. The guaranty fee is reflected as Other Income on the accompanying Statement of Operations for the nine months ended September 30, 2000.

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

Three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999

Results of Operations

     For the three and nine months ended September 30, 2000, the Trust recognized lease revenue of $238,160 and $801,568, respectively, compared to $306,090 and $976,481 for the same periods in 1999. The decrease in lease revenue from 1999 to 2000 resulted primarily from lease term expirations and the sale of equipment. The level of lease revenue to be recognized by the Trust in the future may be impacted by future reinvestment; however, the extent of such impact cannot be determined at this time.

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

     Interest income for the three and nine months ended September 30, 2000 was $94,054 and $272,352, respectively, compared to $129,870 and $395,050 for the same periods in 1999. Generally, interest income is generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. Interest income in 1999 also included interest earned on proceeds from the issuance of the Trust's Class B Interests in 1997. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors. In addition, the Trust made a distribution of $5,300,000 in January 2000, which resulted in a reduction in cash available for investment.

     During the three and nine months ended September 30, 2000, the Trust sold fully-depreciated equipment and equipment having a net book value of $91,452 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $16,000 and $36,124, respectively.

     During the three and nine months ended September 30, 1999, the Trust sold equipment having a net book value of $28,337 and $4,227,238, respectively, to existing lessees and third parties. These sales resulted in a net gain for financial statement purposes of $20,414 and $494,717, respectively.

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

     During the nine months ended September 30, 2000, the Trust sold marketable securities, having a book value of $32,132, resulting in a gain for financial statement purposes, of $21,520.

     On March 8, 2000, the Trust and three affiliated trusts entered into a guaranty agreement whereby the trusts, jointly and severally, have guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor ("Heller"). In consideration for its guarantee, the Trust will receive an annualized fee equal to 4% of the average guarantee amount outstanding during each quarterly period. Accrued but unpaid fees will accrue and compound interest quarterly at an annualized interest rate of 7.5% until paid. During the nine months ended September 30, 2000, the Trust received an upfront cash fee of $57,900 and recognized $79,296 of income related to this guaranty fee. The guaranty fee is reflected as Other Income on the accompanying Statement of Operations for the nine months ended September 30, 2000.

     The Trust received $261,116 in 1999 as a breakage fee from a third-party seller in connection with a transaction for new investments that was canceled by the seller during the first quarter of 1999. This amount is reflected as Other Income on the accompanying Statement of Operations for the nine months ended September 30, 1999.

     Depreciation expense for the three and nine months ended September 30, 2000 was $32,487 and $103,442, respectively, compared to $72,672 and $591,376 for the same periods in 1999. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

     Interest expense was $11,424 and $35,182, respectively, for the three and nine months ended September 30, 2000, compared to $12,433 and $37,934 for the same periods in 1999. Interest expense will continue to decrease in future periods as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

     Management fees totaled $15,967 and $51,212, respectively, for the three and nine months ended September 30, 2000, compared to $18,045 and $51,651, respectively, for the same periods in 1999. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases. Management fees also include a 1% management fee on non-equipment investments, excluding cash.

     Operating expenses consist principally of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. Operating expenses were $73,407 and $182,106, respectively, for the three and nine months ended September 30, 2000 compared to $118,002 and $488,434 for the same periods in 1999. Operating expenses were greater in 1999 primarily as a result of costs incurred of approximately $191,000 related to the repair and remarketing of an aircraft formerly leased to Alaska Airlines, Inc., in which the Trust held an interest. In addition, operating expenses in 1999 included an adjustment for 1998 actual administrative and third-party costs of approximately $46,000. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

Liquidity and Capital Resources and Discussion of Cash Flows

     The Trust by its nature is a limited life entity. As an equipment leasing program, the Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash inflows of $868,652 and $1,038,975 for the nine months ended September 30, 2000 and 1999, respectively. Future renewal, re-lease and equipment sale activities will cause a decline in the Trust's lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust experiences a higher frequency of remarketing events.

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

     Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows. During the nine months ended September 30, 2000 and 1999, the Trust expended $411,376 and $1,212,000, respectively, for its investment in EFG/Kirkwood (See Note 5 to the financial statements herein). The Trust loaned $50,500 to a third party and expended $32,132 to purchase marketable securities during the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000, the Trust realized net cash proceeds from equipment disposals of $127,576 compared to $4,721,955 for the same period in 1999. Sales proceeds in 1999 include $4,619,262 related to the Trust's 39.59% interest in a McDonnell Douglas MD-82 aircraft formerly leased to Alaska Airlines, Inc., which was sold in January 1999. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions. The Trust also realized proceeds from the sale of marketable securities of $53,652 during the nine months ended September 30, 2000.

     At September 30, 2000, the Trust was due aggregate future minimum lease payments of $488,320 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $572,085. See Notes 3 and 7 to the financial statements herein. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, as the Trust matures and a greater level of its equipment assets becomes available for remarketing, the cash flows of the Trust will become less predictable.

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", marketable debt and equity securities classified as available-for-sale are required to be carried at fair value. During the nine months ended September 30, 2000, the Trust recorded a net unrealized loss on available-for-sale securities of $4,538.

     The Trust obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities. At September 30, 2000, the Trust had only one debt obligation outstanding pertaining to its ownership interest in an aircraft leased to Reno Air, Inc. That note will be partially amortized by the remaining contracted lease payments. Upon expiration of the lease agreement in 2003, the Trust will have a balloon payment obligation of $282,421 to retire this indebtedness.

     The Managing Trustee has evaluated and pursued a number of potential new investments, several of which the Managing Trustee concluded had market returns that it believed were less than adequate given the potential risks. Most transactions involved the equipment leasing, business finance and real estate development industries. Although the Managing Trustee intends to continue to evaluate additional new investments, it anticipates that the Trust will be able to fund these new investments with cash on hand or other sources, such as the proceeds from future asset sales or refinancings and new indebtedness. As a result, the Trust declared a special cash distribution during the fourth quarter of 1999 to the Trust Beneficiaries totaling $5,300,000, which was paid on January 19, 2000.

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

     In the future, the nature of the Trust's operations and principal cash flows will continue to shift from rental receipts to equipment sale proceeds as the Trust matures and changes as a result of potential new investments not consisting of equipment acquisitions. As this occurs, the Trust's cash flows resulting from equipment investments may become more volatile in that certain of the Trust's equipment leases will be renewed and certain of its assets will be sold. In some cases, the Trust may be required to expend funds to refurbish or otherwise improve the equipment being remarketed in order to make it more desirable to a potential lessee or purchaser. The Trust's Advisor, EFG, and the Managing Trustee will attempt to monitor and manage these events in order to maximize the residual value of the Trust's equipment and will consider these factors, in addition to new investment activities, the collection of contractual rents, the retirement of scheduled indebtedness, and the Trust's future working capital requirements, in establishing the amount and timing of future cash distributions.

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


                                   Date: November 14, 2000