Form 10-K/A
period 2001-12-31
AFG INVESTMENT TRUST B
filed 2002-05-16
CIK 879495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10- K/A

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

                                EXPLANATORY NOTE


After AFG Investment Trust B (the "Trust") filed its Annual Report on Form 10-K for the year ended December 31, 2001 with the United States Securities and Exchange Commission, the Trust determined that the amounts recorded as its share of income (loss) on its interest in EFG Kirkwood LLC ("EFG Kirkwood") for the years ended December 31, 2001 and 2000 in its financial statements contained therein required revision. The Trust had previously recorded income of $3,413 and a loss of $363,079 from its interest in EFG Kirkwood for the years ended December 31, 2001 and 2000, respectively. The Trust determined that it should have recorded losses from its interest in EFG Kirkwood LLC of $45,552 and $450,156 for the years ended December 31, 2001 and 2000, respectively. Accordingly, for the year ended December 31, 2001, the Trust recorded an additional loss on its interest in EFG Kirkwood of $48,965, resulting in a decrease in the net income for the year ended December 31, 2001 of $48,965, or $(0.07) per Class A Beneficiary Interest and $(0.01) per Class B Beneficiary Interest, respectively. For the year ended December 31, 2000, the Trust recorded an additional loss on its interest in EFG Kirkwood of $87,077, resulting in a decrease in the net income for the year ended December 31, 2000 of $87,077, or $(0.14) per Class A Beneficiary Interest and $0.00 per Class B Beneficiary Interest, respectively. As a result, the accompanying financial statements for the years ended December 31, 2001 and 2000 have been restated from the amounts previously reported.

A  summary  of  the  significant  effects  of  the  restatement  is  as follows:

                               AS OF AND FOR THE YEAR ENDED
                                     DECEMBER 31, 2001


                                              As
                                              Previously    As
                                              Reported      Restated
                                              ------------  -----------
STATEMENT OF OPERATIONS DATA:

Equity in net income (loss)
  of EFG Kirkwood LLC                         $     3,413   $  (45,552)
Net income                                    $   360,947   $  311,982
Net income per Class A Beneficiary Interest   $      0.57   $     0.50
Net income per Class B Beneficiary Interest   $      0.02   $     0.01

BALANCE SHEET DATA:

Interest in EFG Kirkwood LLC                  $ 1,637,410   $1,501,368
Total assets                                  $ 8,575,998   $8,439,956
                                              ============  ===========

Total liabilities                             $   652,017   $  652,017
Participants' capital:
  Managing Trustee                            $     1,103   $      735
  Special Beneficiary                               9,101        6,066
  Class A Beneficiary Interests                 8,681,410    8,556,689
  Class B Beneficiary Interests                    23,742       15,824
  Treasury interests                             (791,375)    (791,375)
                                              ------------  -----------
Total participants' capital                   $ 7,923,981   $7,787,939
                                              ============  ===========

                               AS OF AND FOR THE YEAR ENDED
                                     DECEMBER 31, 2000


                                                    As
                                                    Previously    As
                                                    Reported      Restated
                                                    ------------  -----------
STATEMENT OF OPERATIONS DATA:

Equity in net loss
  of EFG Kirkwood LLC                               $  (363,079)  $ (450,156)
Net income                                          $   585,994   $  498,917
Net income (loss) per Class A Beneficiary Interest  $      0.02   $    (0.12)
Net income per Class B Beneficiary Interest         $      0.32   $     0.32

BALANCE SHEET DATA:

Interest in EFG Kirkwood LLC                        $ 1,633,997   $1,546,920
Total assets                                        $ 8,313,626   $8,226,549
                                                    ============  ===========

Total liabilities                                   $   750,592   $  750,592
Participants' capital (deficit):
  Managing Trustee                                  $       240   $     (631)
  Special Beneficiary                                     2,284        1,412
  Class A Beneficiary Interests                       8,346,284    8,263,223
  Class B Beneficiary Interests                           5,601        3,328
  Treasury interests                                   (791,375)    (791,375)
                                                    ------------  -----------
Total participants' capital                         $ 7,563,034   $7,475,957
                                                    ============  ===========

                             AFG INVESTMENT TRUST B

                                   FORM 10-K/A

                                TABLE OF CONTENTS


                                                  Page

PART I
Item 1.   Business                                                                                3

Item 2.   Properties                                                                              5

Item 3.   Legal Proceedings                                                                       6

Item 4.   Submission of Matters to a Vote of Security Holders                                     6


PART II

Item 5.   Market for the Trust's Securities and Related Security Holder Matters                   7

Item 6.   Selected Financial Data                                                                 8

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations   8

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks                             8

Item 8.   Financial Statements and Supplementary Data                                             8

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    8


PART III

Item 10.  Directors and Executive Officers of the Trust                                           9

Item 11.  Executive Compensation                                                                 10

Item 12.  Security Ownership of Certain Beneficial Owners and Management                         11

Item 13.  Certain Relationships and Related Transactions                                         11


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                        14

..         Annual Report to Participants                                                          19

PART  I


Item  1.  Business.
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


Item  14.  Exhibits,  Financial  Statement  Schedules  and  Reports on Form 8-K.
--------------------------------------------------------------------------------

(a)  Documents  filed  as  part  of  this  report:

(1)     Financial Statements:

  Report of Independent Certified Public Accountants.                           *

  Statement of Financial Position
  at December 31, 2001 (Restated) and 2000 (Restated)                           *

  Statement of Operations
  for the years ended December 31, 2001 (Restated), 2000 (Restated) and 1999.   *

  Statement of Changes in Participants' Capital
  for the years ended December 31, 2001 (Restated), 2000 (Restated) and 1999.   *

  Statement of Cash Flows
  for the years ended December 31, 2001 (Restated), 2000 (Restated) and 1999.   *

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

(ii) Audited Financial Statements for EFG Kirkwood LLC as of December 31, 2000 and for the year then ended

(iii) Consolidated Financial Statements for DSC/Purgatory, LLC as of May 31, 2001, 2000 and 1999 together with Report of Independent Public Accountants

(iv) Financial Statements for EFG Kirkwood LLC as of and for the year ended December 31, 2001 and for the period May 1, 1999 (date of inception) through
December  31,  1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

AFG  Investment  Trust  B

By: AFG ASIT Corporation, a Massachusetts corporation and the Managing Trustee of the Registrant.


By:  /s/     Gary  D.  Engle
   -----     ---------------
Gary  D.  Engle
President  and  Chief  Executive
Officer  of  the  general  partner  of  EFG  and
President  and  a  Director
of  the  Managing  Trustee
(Principal  Executive  Officer)

Date:  May  15,  2002
       --------------

By:     /s/     Michael  J.  Butterfield
        ---     ------------------------
Michael  J.  Butterfield
Executive  Vice  President  and
Chief  Operating  Officer  of  the  general  partner  of  EFG and  Treasurer  of  the  Managing  Trustee
(Principal  Financial  and  Accounting  Officer)

Date:  May  15,  2002
       --------------

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


/s/  Deloitte  &  Touche  LLP


Certified  Public  Accountants

Tampa,  Florida
March  12,  2002
  (April 12, 2002 as to paragraph 4 of Note 14)

























                       MILPI HOLDINGS, LLC AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2001
                 (in thousands of dollars, except share amounts)


ASSETS

Cash and cash equivalents                                             $14,037
Receivables, net of allowance for doubtful accounts of $45                 39
Receivables from affiliates                                               951
Equity interest in affiliates                                          20,948
Restricted cash and cash equivalents                                       75
Other assets, net                                                       2,759
Goodwill, net of accumulated amortization of $765                       4,590
                                                                      -------
      Total assets                                                    $43,399
                                                                      ========

LIABILITIES

Payables and other liabilities                                        $ 5,702
Deferred income taxes                                                   9,751
                                                                      -------
     Total liabilities                                                 15,453
                                                                      -------

Minority interest                                                       3,029
                                                                      -------

Commitments and contingencies

SHAREHOLDERS'  EQUITY
Common stock ($0.01 par value, 20 shares authorized and outstanding)        -
Paid-in capital, in excess of par                                      21,970
Retained earnings                                                       2,947
                                                                      -------
     Total shareholders' equity                                        24,917
                                                                      -------
     Total liabilities, minority interest and shareholders' equity    $43,399
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






     MILPI  HOLDINGS,  LLC  AND  SUBSIDIARY
     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

In accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS No. 121"), the Company reviews the carrying value of its investments whenever circumstances indicate that the carrying value may not be recoverable. If projected undiscounted future cash flows are lower than the carrying value of its equity interest in affiliates, a loss on revaluation is recorded. The Company's projected undiscounted future cash flows are based on the appraised values less costs to sell. During the period February 7, 2001 (Date of Inception) through December 31, 2001, the Company recorded an impairment of $511,000 on its equity interest in affiliates due to a change in market conditions, primarily in the airline industry, after the events of September 11, 2001.

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
                                                           ======


5.     WAREHOUSE  CREDIT  FACILITY

In April 2001, PLM entered into a $15.0 million warehouse facility, which is shared with PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, and Fund I, LLC, that allows PLM to purchase equipment prior to its designation to a specific program. Borrowings under this facility by the other eligible borrowers reduce the amount available to be borrowed by PLM. All borrowings under this facility are guaranteed by PLM. This facility provides for financing up to 100% of the cost of the asset. Interest accrues at prime or LIBOR plus 200 basis points, at the option of PLM. Borrowings under this facility may be outstanding up to 270 days. This facility was amended in December 2001 to lower the amount available to be borrowed to $10.0 million. This facility expired in April 2002 (see Note 14).

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

12.  ESTIMATED  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

The estimated fair value of amounts reported in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. For determination of fair value of equity interest in affiliates see
Note  1.

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

On April 12, 2002, PLM extended the $10.0 million warehouse facility, which is shared by EGFs V, VI, VII and Fund I and Acquisub LLC, a wholly owned subsidiary of PLM which is the parent company of FSI. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than July 11, 2002. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the funds are guaranteed by PLM. This facility expires on July 11, 2002.




SCHEDULE  14  D  (ii)


                                EFG KIRKWOOD LLC

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2000

------
CONTENTS
--------



                                    PAGE


INDEPENDENT  AUDITOR'S  REPORT        1

FINANCIAL STATEMENTS
  Balance sheet                       2
  Statement of operations             3
  Statement of members' capital       4
  Statement of cash flows             5
  Notes to financial statements  6 - 13

INDEPENDENT  AUDITOR'S  REPORT



To  the  Members
EFG  Kirkwood  LLC


We have audited the accompanying balance sheet of EFG Kirkwood LLC (a limited liability company) as of December 31, 2000, and the related statements of operations, members' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EFG Kirkwood LLC at December 31, 2000, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/  Moss  Adams  LLP


Stockton,  California
April  12,  2002

------
                                                                EFG KIRKWOOD LLC
                                                                ----------------

EFG  KIRKWOOD  LLC
BALANCE  SHEET
--------------
DECEMBER  31,  2000



                   ASSETS


Advances to and membership interests in:
  Mountain Resort Holdings LLC              $6,842,703
  Mountain Springs Resort LLC                1,008,477
                                            ----------
    Total assets                            $7,851,180
                                            ==========

        LIABILITIES AND MEMBERS' CAPITAL

Interest payable                            $    8,567
Note payable                                   197,696
                                            ----------

    Total liabilities                          206,263
                                            ----------

Members' capital:
  Class A                                    7,644,917
  Class B                                            -
                                            ----------

    Total members' capital                   7,644,917
                                            ----------

    Total liabilities and members' capital  $7,851,180
                                            ==========



2     See  accompanying  notes

                                                                EFG KIRKWOOD LLC
                                                         STATEMENT OF OPERATIONS
                                                         -----------------------
                                                    YEAR ENDED DECEMBER 31, 2000





Loss from advances to and membership interests in:
  Mountain Resort Holdings LLC                      $  (390,191)
  Mountain Springs Resort LLC                        (2,373,950)
                                                     -----------
                                                     (2,764,141)

Interest expense                                          8,567
                                                    ------------
Net loss                                            $(2,772,708)
                                                    ============

See  accompanying  notes     3
------------------------

EFG  KIRKWOOD  LLC
STATEMENT  OF  MEMBERS'  CAPITAL
--------------------------------
YEAR  ENDED  DECEMBER  31,  2000




                                         Class A       Class B
                                        Membership    Membership
                                        Interests     Interests       Total
                                       -----------   -----------   -----------
Members' capital at January 1, 2000    $ 6,700,000   $   531,110   $ 7,231,110

Members' capital contributions           3,186,515             -     3,186,515

Net loss                                (2,241,598)     (531,110)   (2,772,708)
                                       -----------   -----------   -----------

Members' capital at December 31, 2000  $ 7,644,917   $         -   $ 7,644,917
                                       ===========   ===========   ===========





4     See  accompanying  notes

                                                                EFG KIRKWOOD LLC
                                                         STATEMENT OF CASH FLOWS
                                                         -----------------------
                                                    YEAR ENDED DECEMBER 31, 2000


See  accompanying  notes     5
------------------------

NET LOSS                                                    $(2,772,708)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET
  CASH FROM OPERATIONS:
    Loss from advances to and membership interests in:
      Mountain Resort Holdings LLC                              390,191
      Mountain Springs Resort LLC                             2,373,950
CHANGES IN ASSETS AND LIABILITIES:
  Increase in interest payable, net                               8,567
                                                            ------------

      Net cash from operations                                        -

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of membership interests in:
    Mountain Resort Holdings LLC                               (894,756)
    Mountain Springs Resort LLC                              (1,700,000)
  Advances to Mountain Springs Resort LLC                    (1,000,000)
                                                            ------------
      Net cash from investing activities                     (3,594,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in note payable                                      408,241
  Distributions from Mountain Resort Holdings LLC               210,545
  Payment on note payable                                      (210,545)
  Members' capital contributions                              3,186,515
                                                            ------------
      Net cash from financing activities                      3,594,756

NET CHANGE IN CASH AND CASH EQUIVALENTS                               -
CASH AND CASH EQUIVALENTS, beginning of year                          -
                                                            ------------
CASH AND CASH EQUIVALENTS, end of year                      $         -
                                                            ============
OTHER NON-CASH ACTIVITIES:
---------------------------
  Interest earned on convertible debentures                 $    26,278
  Conversion of principal and accrued, but unpaid,
    interest on convertible debentures to equity interests
    in Mountain Springs Resort LLC                          $ 1,059,125
  Interest earned on notes receivable                       $    19,259

EFG  KIRKWOOD  LLC
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------
DECEMBER  31,  2000



NOTE  1  -  ORGANIZATION

EFG Kirkwood LLC (the "Company") was formed as Tandem Capital LLC, a Delaware limited liability company, on December 2, 1998. On April 6, 1999, the Company changed its name to EFG Kirkwood LLC. The Company's operations commenced on June 10, 1999.

The Company has two classes of membership interests identified as Class A and Class B. The Class A members consist of AFG Investment Trust A, AFG Investment
Trust B, AFG Investment Trust C, and AFG Investment Trust D (collectively, the "AFG Trusts"). The Class B member is Semele Group Inc. The collective voting interests of the Class A members are equal to the voting interests of the Class B member; however, the Class A interest holders are entitled to certain preferred returns prior to the payment of Class B cash distributions. The manager of the Company is AFG ASIT Corporation, which also is the Managing
Trustee of the AFG Trusts. (See "Note 5 - Related Party Transactions" herein for additional information concerning the relationships of the Company's members.)

At December 31, 2000, the Company owned approximately 38% of each of the Series B preferred member interests and Series A common member interests of Mountain Resort Holdings LLC, and 50% of the common member interests of Mountain Springs Resort LLC. The Company has no business activities other than through its membership interests in and advances to Mountain Resort Holdings LLC and Mountain Springs Resort LLC (hereinafter, collectively referred to as the "Resorts").

Mountain Resort Holdings LLC, through four wholly owned subsidiaries, owns and operates the Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development (see Note 4).
Mountain Springs Resort LLC, through its wholly owned subsidiary, Durango Resort LLC, owns 80% of the common member interests and 100% of the Class B preferred member interests of DSC/Purgatory LLC, which owns and operates the Purgatory Ski resort in Durango, Colorado (see Note 4).


NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES

USE OF ESTIMATES - In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - The Company does not maintain a cash account at any bank or financial institution. All cash transactions involving the Company were funded directly by the Company's members on the Company's behalf.

                                                                EFG KIRKWOOD LLC
                                                   NOTES TO FINANCIAL STATEMENTS
                                                   -----------------------------
                                                               DECEMBER 31, 2000



NOTE  2  -  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

REVENUE RECOGNITION - The Company accounts for its membership interests in the Resorts using the equity method of accounting. Under the equity method of accounting, the carrying value of the Company's membership interests are (i) increased or decreased to reflect the Company's share of income or loss from the Resorts and (ii) decreased to reflect any cash distributions paid by the Resorts to the Company.

ALLOCATION OF PROFITS AND LOSSES - Profits and losses of the Company are allocated consistent with the economic priorities of the Company's members relative to one another. The Company's operating agreement provides that cash distributions to the Class B member are subordinate to Class A Payout. (Class A Payout is defined as the first time that the Class A members shall have been paid a cash return equal to all of their original capital contributions plus a yield of 12% per annum compounded annually, subject to certain adjustments.) Accordingly, the Company's cumulative losses have been allocated first to the Class B member up to the amount of the its original capital contribution of $750,000. Cumulative losses in excess of $750,000 have been allocated to the Class A members in proportion to their respective interests in aggregate Class A capital.

Future net income or net loss will be allocated first to the Class A members until they reach Payout. Neither the Class B nor the Class A members are required to make any additional capital contributions to the Company under the terms of the Company's operating agreement.

INCOME TAXES - No provision for federal or state income taxes has been provided for the Company, as the liability for such income taxes is the obligation of the Company's members.


NOTE  3  -  CONVERTIBLE  DEBENTURES

On June 10, 1999, the Company purchased $1,000,000 of convertible debentures from Kirkwood Associates, Inc. The debentures earned interest at the annual rate of 6.5%, compounded quarterly, and permitted the Company to convert both principal and accrued, but unpaid, interest into shares of common stock in Kirkwood Associates, Inc. at a defined conversion rate. On April 30, 2000, the Company elected to convert all of the principal and accrued, but unpaid, interest under the debentures ($1,059,125) into 962,841 shares of common stock in Kirkwood Associates, Inc. (see Note 4).

EFG  KIRKWOOD  LLC
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------
DECEMBER  31,  2000



NOTE 4 - ADVANCES TO AND MEMBERSHIP INTERESTS IN MOUNTAIN RESORT HOLDINGS LLC AND MOUNTAIN SPRINGS RESORT LLC

MOUNTAIN RESORT HOLDINGS LLC - The Company's membership interests in Mountain Resort Holdings LLC were obtained as a result of the recapitalization of Kirkwood Associates, Inc. on April 30, 2000. Under the recapitalization plan, the net assets of Kirkwood Associates, Inc. were contributed to Mountain Resort Holdings LLC and the stockholders of Kirkwood Associates, Inc. exchanged their capital stock for membership interests in Mountain Resort Holdings LLC.

At December 31, 2000, the Company owned approximately 38% of each of the Series A common membership interests and the Series B preferred membership interests of Mountain Resort Holdings LLC. The Company purchased its initial equity interests in Kirkwood Associates, Inc. on June 10, 1999 at a discount to book value of approximately $3,329,000. On April 30, 2000, the Company completed certain additional equity transactions in connection with the recapitalization of Kirkwood Associates, Inc. These transactions caused the net purchase discount to be reduced to approximately $2,812,000, such amount representing the net amount by which the Company's share of the net equity reported by Mountain Resort Holdings LLC exceeded the purchase price paid by the Company for such interests. This difference is being treated as a reduction to the depreciable assets recorded by Mountain Resort Holdings LLC and is being amortized over 13 years. The amortization period represents the weighted average estimated useful life of the long-term assets owned by Mountain Resort Holdings LLC. The Company's allocated share of the net income (loss) of Mountain Resort Holdings LLC is adjusted for depreciation expense reductions of $227,629 in 2000.

The Company's allocated share of the net income or loss of Mountain Resort Holdings LLC for 2000 was determined based upon its common and preferred equity interests in Mountain Resort Holdings LLC. From June 10, 1999 to April 30, 2000, the Company owned approximately 71% of the outstanding preferred equity interests and approximately 16% of the outstanding common equity interests of Mountain Resort Holdings LLC. After the recapitalization on April 30, 2000, discussed above, the Company held approximately 38% of both the outstanding preferred and common equity interests of Mountain Resort Holdings LLC. The Company's allocated share of the net income or loss of the resort is influenced principally by the Company's percentage share of the outstanding common interests of the resort during the year ended December 31, 2000. Consequently, the Company was allocated a larger share of the operating results of Mountain Resort Holdings LLC during the period May 1, 2000 to December 31, 2000 (approximately 38%) compared to the period January 1, 2000 to April 30, 2000
(approximately 16%). The period from January 1 to April 30 is generally considered peak season for U.S. based ski resorts. During the period January 1, 2000 to April 30, 2000, Mountain Resort Holdings LLC reported net income of approximately $3.6 million compared to a net loss of approximately $3.3 million during the period May 1, 2000 to December 31, 2000.

------
                                                                EFG KIRKWOOD LLC
                                                   NOTES TO FINANCIAL STATEMENTS
                                                   -----------------------------
                                                               DECEMBER 31, 2000



NOTE 4 - ADVANCES TO AND MEMBERSHIP INTERESTS IN MOUNTAIN RESORT HOLDINGS LLC AND MOUNTAIN SPRINGS RESORT LLC (CONTINUED)

The table below provides summarized financial data for Mountain Resort Holdings LLC as of December 31, 2000.

Amounts presented in thousands (000's omitted):

  Total assets                                   $49,054
  Total liabilities                              $24,624
  Total equity                                   $24,430

  Total revenues                                 $27,741
  Total operating and other income and expenses  $27,464
  Net income                                     $   277


MOUNTAIN SPRINGS RESORT LLC - The Company and a third party established Mountain Springs Resort LLC as a 50/50 joint venture for the purpose of acquiring certain common and preferred equity interests in DSC/Purgatory LLC. The Company and its joint venture partner provided cash funds totaling $6,800,000 to Mountain Springs Resort LLC, each member having contributed $2,400,000 of equity and $1,000,000 in the form of a loan. The loans earn interest at the rate of 11.5% annually and mature on November 1, 2001. Subsequent to December 31, 2000, these loans and accrued interest thereon were converted to equity.

A wholly owned subsidiary of Mountain Springs Resort LLC, Durango Resort LLC, was established to acquire 80% of the common membership interests and 100% of the Class B preferred membership interests of DSC/Purgatory LLC at a cost of approximately $6,311,000, including transaction costs of approximately $311,000. Subsequently, Mountain Springs Resort LLC contributed additional equity totaling $302,400 to DSC/Purgatory LLC to pay its share of costs associated with planning for the development of Mountain Springs Resort LLC's real estate.

The assets, liabilities and equity of DSC/Purgatory LLC were contributed at estimated fair value. The acquisition of DSC/Purgatory was accounted for using the purchase method of accounting. Accordingly, the excess of the purchase price over the net identifiable assets of DSC/Purgatory, or approximately $311,000, was allocated to goodwill and is being amortized over a period of 13 years.

The remaining equity interests of DSC/Purgatory LLC, consisting of 20% of the common membership interests and 100% of the Class A preferred membership interests, are owned by a third party. The Class A membership interests are senior to the other equity interests in DSC/Purgatory LLC. Consequently, the Company's economic interests in DSC/Purgatory LLC are subordinate to the Class A member and have resulted in the Company recognizing a larger share of the net losses reported by DSC/Purgatory LLC than its equity interest dictates.

EFG  KIRKWOOD  LLC
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------
DECEMBER  31,  2000



NOTE 4 - ADVANCES TO AND MEMBERSHIP INTERESTS IN MOUNTAIN RESORT HOLDINGS LLC AND MOUNTAIN SPRINGS RESORT LLC (CONTINUED)

The operations of Mountain Springs Resort LLC and Durango Resort LLC are immaterial except for their investments in the entities as described above.

The table below provides summarized financial data for DSC/Purgatory LLC as of December 31, 2000 and for the period May 1, 2000 through December 31, 2000.


Amounts presented in thousands (000's omitted):
  Total assets                                   $28,171
  Total liabilities                              $19,188
  Total equity                                   $ 8,983

  Total revenues                                 $ 5,008
  Total operating and other income and expenses  $ 9,725
  Net loss                                       $(4,717)



The Company became a member of DSC/Purgatory LLC on May 1, 2000. Accordingly, amounts reflected for 2000 are for the period May 1, 2000 through December 31, 2000 and therefore exclude what is generally considered peak season for U.S. based ski resorts.


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

                                                                EFG KIRKWOOD LLC
                                                   NOTES TO FINANCIAL STATEMENTS
                                                   -----------------------------
                                                               DECEMBER 31, 2000



NOTE  5  -  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

The  membership  interests  of  the  Company  are  owned  as  follows:


                                           Percentage
                                  Class A membership interests
    AFG Investment Trust A                                  10%
    AFG Investment Trust B                                  20%
    AFG Investment Trust C                                  40%
    AFG Investment Trust D                                  30%
                                                           ----
         Total Class A
            membership interests                           100%
                                                           ====
  Class B membership interests
    Semele Group, Inc.                                     100%
                                                           ====




NOTE  6  -  SUBSEQUENT  EVENT  -  GUARANTEE

On August 1, 2001, the Company became a guarantor of a note payable to a bank of DSC/Purgatory LLC. The guarantee is for $3,500,000, the original principal balance of the note. The note is also guaranteed in the same amount by another investor of DSC/Purgatory LLC.

EFG  KIRKWOOD  LLC
NOTES  TO  FINANCIAL  STATEMENTS
--------------------------------
DECEMBER  31,  2000



NOTE  7  -  MOUNTAIN  SPRINGS  RESORT  LLC  CONDENSED  CONSOLIDATING  FINANCIAL
STATEMENTS

The following is the condensed consolidating financial statements of Mountain Springs Resort LLC at December 31, 2000 included to comply with SEC rules and regulations:


                                                                                       Consolidated   Mountain
                                          DSC/            Durango                      Durango        Springs
                                          Purgatory LLC   Resort LLC   Eliminations    Resort LLC     Resort LLC   Eliminations
                                          --------------  -----------  --------------  -------------  -----------  --------------
Cash and cash equivalents                 $    2,658,275  $         -  $           -   $   2,658,275  $   229,120  $           -
Restricted cash                                1,555,767            -              -       1,555,767            -              -
Accounts receivable                            1,597,765       60,635              -       1,658,400            -              -
Other current assets                             800,188            -              -         800,188            -              -
Property and equipment, net                   19,762,505            -              -      19,762,505            -              -
Investment in subsidiary                               -    6,199,200     (6,199,200)              -    6,564,986     (6,564,986)
Goodwill                                               -      297,822              -         297,822            -              -
Special use permit                             1,191,111            -              -       1,191,111            -              -
Other assets                                     605,121        7,329              -         612,450        2,328              -
  Total assets                            $   28,170,732  $ 6,564,986  $  (6,199,200)  $  28,536,518  $ 6,796,434  $  (6,564,986)

Accounts payable and accrued liabilities  $    2,400,511  $         -  $           -   $   2,400,511  $    62,821  $           -
Current portion of long-term debt              3,406,330            -              -       3,406,330    2,000,000              -
Other current liabilities                      2,447,689            -              -       2,447,689       38,518              -
Long-term debt                                10,933,648            -              -      10,933,648            -              -
  Total liabilities                           19,188,178            -              -      19,188,178    2,101,339              -
Minority interest                                      -            -      7,500,000       7,500,000            -              -
Members' capital                               8,982,554    6,564,986    (13,699,200)      1,848,340    4,695,095     (6,564,986)
  Total liabilities, minority interest
    and members' capital                  $   28,170,732  $ 6,564,986  $  (6,199,200)  $  28,536,518  $ 6,796,434  $  (6,564,986)


                                          Consolidated
                                          Mountain
                                          Springs
                                          Resort LLC
                                          --------------
Cash and cash equivalents                 $   2,887,395
Restricted cash                               1,555,767
Accounts receivable                           1,658,400
Other current assets                            800,188
Property and equipment, net                  19,762,505
Investment in subsidiary                              -
Goodwill                                        297,822
Special use permit                            1,191,111
Other assets                                    614,778
  Total assets                            $  28,767,966

Accounts payable and accrued liabilities  $   2,463,332
Current portion of long-term debt             5,406,330
Other current liabilities                     2,486,207
Long-term debt                               10,933,648
  Total liabilities                          21,289,517
Minority interest                             7,500,000
Members' capital                                (21,551)
  Total liabilities, minority interest
    and members' capital                  $  28,767,966

                                                                EFG KIRKWOOD LLC
                                                   NOTES TO FINANCIAL STATEMENTS
                                                   -----------------------------
                                                               DECEMBER 31, 2000




NOTE 7 - MOUNTAIN SPRINGS RESORT LLC CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (CONTINUED)



                          DSC/                                            Consolidated    Mountain
                          Purgatory LLC    Durango                        Durango         Springs
                          Eight Months     Resort LLC                     Resort LLC      Resort LLC
                          Ended            Year Ended                     Year Ended      Year Ended
                          December 31,     December 31,                   December 31,    December 31,
                              2000            2000         Eliminations      2000            2000        Eliminations
                          --------------  --------------   ------------  --------------  --------------  -------------

Total revenues            $    5,007,892   $     335,383   $           -  $   5,343,275   $           -   $           -
Total operating expenses       9,112,600         365,879               -      9,478,479             746               -

  Loss from operations        (4,104,708)        (30,496)              -     (4,135,204)           (746)              -

Interest expense                (611,946)              -               -       (611,946)        (38,518)              -

Loss of subsidiary                     -               -               -              -         (30,496)         30,496

  Net loss                $   (4,716,654)  $     (30,496)  $           -  $  (4,747,150)  $     (69,760)  $      30,496


                          Consolidated
                          Mountain
                          Springs
                          Resort LLC
                          Year Ended
                          December 31,
                             2000
                          -------------

Total revenues            $   5,343,275
Total operating expenses      9,479,225

  Loss from operations       (4,135,950)

Interest expense               (650,464)

Loss of subsidiary                    -

  Net loss                $  (4,786,414)






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








SCHEDULE  14  D  (iv)















                                EFG KIRKWOOD LLC

       Financial Statements as of and for the year ended December 31, 2001 and for the period May 1, 1999 (date of inception) through December 31, 1999

                                   (Unaudited)

                                EFG KIRKWOOD LLC

                          Index to Financial Statements

                                   (Unaudited)








                                                                        Page
                                                                        ----
Statement of Financial Position at December 31, 2001 . . . . . . . . .     3

Statement of Operations for the year ended December 31, 2001 and for the period May 1, 1999 (date of inception) through
  December 31, 1999. . . . . . . . . . . . . . . . . . . . . . . . . .     4

Statement of Changes in Members' Capital for the year ended
  December 31, 2001 and for the period May 1, 1999 (date of inception)
  through December 31, 1999. . . . . . . . . . . . . . . . . . . . . .     5

Statement of Cash Flows for the year ended December 31, 2001 and for the period May 1, 1999 (date of inception) through
  December 31, 1999. . . . . . . . . . . . . . . . . . . . . . . . . .     6

Notes to the financial statements. . . . . . . . . . . . . . . . . . .     7

                                EFG KIRKWOOD LLC

                         STATEMENT OF FINANCIAL POSITION
                                December 31, 2001

                                   (Unaudited)









                                             2001
                                          ----------
ASSETS
Advances to and membership interests in:
  Mountain Resort Holdings, LLC. . . . .  $6,647,792
  Mountain Springs Resort, LLC . . . . .     777,005
                                          ----------

  Total assets . . . . . . . . . . . . .  $7,424,797
                                          ==========

MEMBERS' CAPITAL

Members' capital:
  Class A. . . . . . . . . . . . . . . .  $7,424,797
  Class B. . . . . . . . . . . . . . . .          --
                                          ----------

  Total members' capital . . . . . . . .  $7,424,797
                                          ==========


















    The accompanying notes are an integral part of the financial statements.

                                EFG KIRKWOOD LLC

                             STATEMENT OF OPERATIONS
                      For the year ended December 31, 2001
  and the period from May 1, 1999 (date of inception) through December 31, 1999

                                   (Unaudited)







                                                      Period
                                                   May 1, 1999
                                                     through
                                                   December 31,
                                          2001         1999
                                      ----------  --------------
Income (loss) from advances to and
membership interests in:
  Mountain Resort Holdings, LLC. . .  $  15,634   $    (201,317)
  Mountain Springs Resort, LLC . . .   (231,472)        (17,573)
                                      ----------  --------------

Loss from advances to and membership
interests. . . . . . . . . . . . . .   (215,838)       (218,890)

Interest expense . . . . . . . . . .      4,282              --
                                      ----------  --------------

Net loss . . . . . . . . . . . . . .  $(220,120)  $    (218,890)
                                      ==========  ==============























    The accompanying notes are an integral part of the financial statements.

                                EFG KIRKWOOD LLC

                    STATEMENT OF CHANGES IN MEMBERS' CAPITAL
                      For the year ended December 31, 2001
  and the period from May 1, 1999 (date of inception) through December 31, 1999

                                   (Unaudited)









                                                 Class A       Class B
                                                Membership    Membership
                                                Interests     Interests       Total
                                               ------------  ------------  -----------
Members' capital at May 1, 1999                $        --   $        --   $       --

Members' capital contributions. . . . . . . .    6,700,000       750,000    7,450,000

Net loss for the period May 1, 1999 through
  December 31, 1999 . . . . . . . . . . . . .           --      (218,890)    (218,890)
                                               ------------  ------------  -----------

Members' capital at December 31, 1999 . . . .  $ 6,700,000   $   531,110   $7,231,110
                                               ============  ============  ===========

Members' capital at January 1, 2001 . . . . .  $ 7,644,917            --   $7,644,917

Net loss for the year ended December 31, 2001     (220,120)           --     (220,120)
                                               ------------  ------------  -----------

Members' capital at December 31, 2001 . . . .  $ 7,424,797   $        --   $7,424,797
                                               ============  ============  ===========















    The accompanying notes are an integral part of the financial statements.

                                EFG KIRKWOOD LLC

                             STATEMENT OF CASH FLOWS
                      For the year ended December 31, 2001
  and the period from May 1, 1999 (date of inception) through December 31, 1999

                                   (Unaudited)


                                                                                   Period
                                                                                 May 1, 1999
                                                                                   through
                                                                                 December 31,
                                                                       2001          1999
                                                                  ------------  --------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (220,120)  $    (218,890)
Adjustments to reconcile net loss to net
  cash used in operations:
    (Income) loss from advances to and membership interests in:
      Mountain Resort Holdings, LLC. . . . . . . . . . . . . . .      (15,634)        201,317
      Mountain Springs Resort, LLC . . . . . . . . . . . . . . .      231,472          17,573
  Changes in assets and liabilities:
    Decrease in interest payable, net. . . . . . . . . . . . . .       (8,567)             --
                                                                  ------------  --------------
Net cash used in operations. . . . . . . . . . . . . . . . . . .      (12,849)             --
                                                                  ------------  --------------

Cash flows used in investing activities:
  Purchase of convertible debentures . . . . . . . . . . . . . .           --      (1,000,000)
  Purchase of membership interests in:
    Mountain Resort Holdings, LLC. . . . . . . . . . . . . . . .           --      (5,750,000)
    Mountain Springs Resort, LLC . . . . . . . . . . . . . . . .           --        (700,000)
                                                                  ------------  --------------
    Net cash used in investing activities. . . . . . . . . . . .           --      (7,450,000)
                                                                  ------------  --------------

Cash flows provided by (used in) financing activities:
  Distribution from Mountain Resort Holdings, LLC. . . . . . . .      210,545              --
  Payment of note payable. . . . . . . . . . . . . . . . . . . .     (197,696)             --
  Members' capital contributions . . . . . . . . . . . . . . . .           --       7,450,000
                                                                  ------------  --------------
    Net cash provided by financing activities. . . . . . . . . .       12,849       7,450,000
                                                                  ------------  --------------

Net change in cash and cash equivalents. . . . . . . . . . . . .           --              --

Cash and cash equivalents at beginning of year/period. . . . . .           --              --
                                                                  ------------  --------------

Cash and cash equivalents at end of year/period. . . . . . . . .  $        --   $          --
                                                                  ============  ==============

Other non-cash activities:
--------------------------
Interest earned on convertible debentures (Note 3) . . . . . . .           --   $      32,847
Interest earned on note receivable (Note 4). . . . . . . . . . .  $   102,001              --
Recovery of principal on note receivable (Note 4). . . . . . . .  $ 1,000,000              --
Exchange of principal and accrued, but unpaid,
  interest on note receivable for equity interests in
  Mountain Springs Resort, LLC (Note 4). . . . . . . . . . . . .  $(1,121,260)             --


                                        .



                                        .


    The accompanying notes are an integral part of the financial statements.

                                EFG KIRKWOOD LLC
                        Notes to the financial statements

                                December 31, 2001

                                   (Unaudited)



NOTE  1  -  ORGANIZATION

EFG Kirkwood LLC (the "Company") was formed as Tandem Capital LLC, a Delaware limited liability company, on December 2, 1998. On April 6, 1999, the Company changed its name to EFG Kirkwood LLC. The Company's operations commenced on June 10, 1999.

The Company has two classes of membership interests identified as Class A and Class B. The Class A members consist of AFG Investment Trust A, AFG Investment
Trust B, AFG Investment Trust C, and AFG Investment Trust D (collectively, the "AFG Trusts"). The Class B member is Semele Group Inc. The collective voting interests of the Class A members are equal to the voting interests of the Class B member; however, the Class A interest holders are entitled to certain preferred returns prior to the payment of Class B cash distributions. The manager of the Company is AFG ASIT Corporation, which also is the Managing
Trustee of the AFG Trusts. (See "Note 5 - Related Party Transactions" herein for additional information concerning the relationships of the Company's members.)

At December 31, 2001, the Company owned approximately 38% of each of the Series B preferred member interests and the Series A common member interests of Mountain Resort Holdings, LLC, and 50% of the common member interests of Mountain Springs Resort, LLC. The Company has no business activities other than through its membership interests in Mountain Resort Holdings, LLC and Mountain Springs Resort, LLC (hereinafter, collectively referred to as the "Resorts").

Mountain  Resort  Holdings,  LLC
--------------------------------
Mountain Resort Holdings, LLC, through four wholly owned subsidiaries, owns and operates the Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development. (See Note 4.)

Mountain  Springs  Resort,  LLC
-------------------------------
Mountain Springs Resort, LLC, through its wholly owned subsidiary, Durango Resort, LLC, owns 80% of the common member interests and 100% of the Class B preferred member interests of DSC/Purgatory, LLC, which owns and operates the Purgatory Ski resort in Durango, Colorado. (See Note 4.)

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

Allocation  of  Profits  and  Losses
------------------------------------
Profits and losses of the Company are allocated consistent with the economic priorities of the Company's members relative to one another. The Company's operating agreement provides that cash distributions to the Class B member are subordinate to Class A Payout. (Class A Payout is defined as the first time that the Class A members shall have been paid a cash return equal to all of their original capital contributions plus a yield of 12% per annum compounded annually, subject to certain adjustments.) Accordingly, the Company's cumulative losses have been allocated first to the Class B member up to the amount of its original capital contribution of $750,000. Cumulative losses in excess of $750,000 have been allocated to the Class A members in proportion to their respective interests in aggregate Class A equity.

Future net income or net loss, as the case may be, will be allocated first to the Class A members until they reach Class A Payout. Neither the Class B nor the Class A members are required to make any additional capital contributions to the Company under the terms of the Company's operating agreement.

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

NOTE 4 - ADVANCES TO AND MEMBERSHIP INTERESTS IN MOUNTAIN RESORT HOLDINGS, LLC AND MOUNTAIN SPRINGS RESORT, LLC

Mountain  Resort  Holdings,  LLC
--------------------------------

The Company's membership interests in Mountain Resort Holdings, LLC were obtained as a result of the recapitalization of Kirkwood Associates, Inc. on April 30, 2000. Under the recapitalization plan, the net assets of Kirkwood Associates, Inc., excluding certain tax liabilities, were contributed to Mountain Resort Holdings, LLC and the stockholders of Kirkwood Associates, Inc. exchanged their capital stock for membership interests in Mountain Resort Holdings, LLC.

At December 31, 2001, the Company owned approximately 38% of each of the Series A common membership interests and the Series B preferred membership interests of Mountain Resort Holdings, LLC. The Company purchased its initial equity interests in Kirkwood Associates, Inc. on June 10, 1999 at a discount to book value of approximately $3,329,000. On April 30, 2000, the Company completed certain additional equity transactions in connection with the recapitalization of Kirkwood Associates, Inc. These transactions caused the net purchase discount to be reduced to approximately $2,812,000, such amount representing the net amount by which the Company's share of the net equity reported by Mountain Resort Holdings, LLC exceeded the purchase price paid by the Company for such interests. This difference is being treated as a reduction to the depreciable assets recorded by Mountain Resort Holdings, LLC and is being amortized as a reduction of depreciation expense over 13 years. The amortization period represents the weighted average estimated useful life of the long-term assets owned by Mountain Resort Holdings, LLC. The Company's allocated share of the net income (loss) of Mountain Resort Holdings, LLC detailed below is adjusted for depreciation expense reductions of $213,398 and $142,274 in 2001 and 1999, respectively.

A summary of the Company's membership interest in Mountain Resort Holdings, LLC from inception through December 31, 1999 and for the year ended December 31, 2001 is presented in the table below.

Initial capital contribution and advances . . . . . . .  $6,750,000
  Net loss from inception through December 31, 1999 (1)    (201,317)
                                                         -----------

Membership interests and advances at December 31, 1999.  $6,548,683
                                                         ===========

Membership interests at January 1, 2001 . . . . . . . .  $6,842,703
  Net income for the year ended December 31, 2001 . . .      15,634
  Distributions . . . . . . . . . . . . . . . . . . . .    (210,545)
                                                         -----------

Membership interests at December 31, 2001 . . . . . . .  $6,647,792
                                                         ===========

___________
(1) The Company's allocated share of the net income (loss) of Mountain Resort Holdings, LLC for 2001 and 1999 was determined based upon its common and preferred equity interests in Mountain Resort Holdings, LLC during the respective years/periods. From June 10, 1999 to April 30, 2000, the Company owned approximately 71% of the outstanding preferred equity interests and approximately 16% of the outstanding common equity interests of Mountain Resort Holdings, LLC. After the recapitalization on April 30, 2000, discussed above, the Company held approximately 38% of both the outstanding preferred and common equity interests of Mountain Resort Holdings, LLC. The Company's allocated share of the net income or loss of the resort is influenced principally by the Company's percentage share of the outstanding common interests of the resort during the respective periods.

The table below provides summarized financial data for Mountain Resort Holdings, LLC as of December 31, 2001 and 1999, for the year ended December 31, 2001, and for the period June 10, 1999 through December 31, 1999.

Amounts  presented  in  thousands  (000's  omitted):


                                                     2001      1999
                                                   --------  --------
Total assets. . . . . . . . . . . . . . . . . . .  $51,420   $47,584
Total liabilities . . . . . . . . . . . . . . . .  $28,392   $22,995
Total equity. . . . . . . . . . . . . . . . . . .  $23,028   $24,589

Total revenues (1). . . . . . . . . . . . . . . .  $29,597   $ 6,144
Total operating and other income and expenses (1)  $30,117   $ 9,094
Net income (loss) (1)   ((2 . . . . . . . . . . .  $  (520)  $(2,950)



___________
(1) The Company's ownership interest was acquired on June 10, 1999. Accordingly, amounts presented for 1999 are for the period June 10, 1999 through December 31, 1999.

Mountain  Springs  Resort,  LLC
-------------------------------

The Company and a third party established Mountain Springs Resort, LLC as a 50/50 joint venture for the purpose of acquiring certain common and preferred equity interests in DSC/Purgatory, LLC. The Company and its joint venture partner provided cash funds totaling $6,800,000 to Mountain Springs Resort, LLC, each member having contributed $2,400,000 of equity and $1,000,000 in the form of a loan. The loans earned interest at the rate of 11.5% annually until their maturity on November 1, 2001 whereupon both the Company and its joint venture partner converted their respective loan principal and accrued, but unpaid, interest ($1,121,260 each) into equity interests in Mountain Springs Resort, LLC.

A wholly owned subsidiary of Mountain Springs Resort, LLC, Durango Resort, LLC, was established to acquire 80% of the common membership interests and 100% of the Class B preferred membership interests of DSC/Purgatory, LLC at a cost of approximately $6,311,000, including transaction costs of approximately $311,000. Subsequently, Mountain Springs Resort, LLC contributed additional equity totaling $302,400 to DSC/Purgatory LLC to pay its share of costs associated with planning for the development of Mountain Springs Resort, LLC's real estate.

The assets, liabilities and equity of DSC/Purgatory, LLC were contributed at estimated fair value. The acquisition of DSC/Purgatory, LLC was accounted for using the purchase method of accounting. Accordingly, the excess of the purchase price over the net identifiable assets of DSC/Purgatory, LLC, or approximately $311,000, was allocated to goodwill and is being amortized over a period of 13 years. The Company's allocated share of the net loss of Mountain Springs Resort, LLC includes amortization expense for goodwill of $11,970 in 2001.

The remaining equity interests of DSC/Purgatory, LLC, consisting of 20% of the common membership interests and 100% of the Class A preferred membership interests, are owned by a third party. The Class A preferred membership interests are senior to the other equity interests in DSC/Purgatory, LLC. Consequently, the Company's economic interests in DSC/Purgatory, LLC are subordinate to the Class A member and have resulted in the Company recognizing a larger share of the net losses reported by DSC/Purgatory, LLC than would be the case if all equity interests were pari passu.

A summary of the Company's advances to and membership interests in Mountain Springs Resort, LLC from inception through December 31, 1999 and for the year ended December 31, 2001 is presented in the table below.

Initial capital contribution. . . . . . . . . . . . . .  $  700,000
  Net loss from inception through December 31, 1999 (1)     (17,573)
                                                         -----------

Membership interests and advances at December 31, 1999.  $  682,427
                                                         ===========

Membership interests and advances at January 1, 2001. .  $1,008,477
  Net loss for the year ended December 31, 2001 . . . .    (231,472)
                                                         -----------

Membership interests at December 31, 2001 . . . . . . .  $  777,005
                                                         ===========



____________
(1) Mountain Springs Resort, LLC purchased its interest in DSC/Purgatory, LLC effective May 1, 2000. The Company's allocated share of net loss of Mountain Springs Resort, LLC prior to May 1, 2000 does not include any share of the income or loss from DSC/Purgatory, LLC.

The Company owns 50% of Mountain Springs Resort, LLC, which through a wholly owned subsidiary, Durango Resorts, LLC, owns 80% of the common membership interests and 100% of the Class B preferred membership interests of DSC/Purgatory, LLC. The operations of Mountain Springs Resort, LLC and Durango Resort, LLC are immaterial except for their investments in the entities as described above.

The table below provides summarized financial data for DSC/Purgatory, LLC as of and for the year ended December 31, 2001.

Amounts  presented  in  thousands  (000's  omitted):


                                                 2001
                                               --------
Total assets. . . . . . . . . . . . . . . . .  $29,793
Total liabilities . . . . . . . . . . . . . .  $20,904
Total equity. . . . . . . . . . . . . . . . .  $ 8,889

Total revenues. . . . . . . . . . . . . . . .  $15,250
Total operating and other income and expenses  $15,648
Net loss. . . . . . . . . . . . . . . . . . .  $  (398)



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

The  membership  interests  of  the  Company  are  owned  as  follows:

                                        Percentage
                                        -----------
Class A membership interests
--------------------------------------
AFG Investment Trust A                          10%
AFG Investment Trust B                          20%
AFG Investment Trust C                          40%
AFG Investment Trust D                          30%
                                        -----------

    Total Class A membership interests         100%
                                        ===========

Class B membership interests
--------------------------------------
Semele Group Inc.                              100%
                                        ===========

NOTE  6  -  GUARANTEE

The Company is a guarantor of a note payable to a bank of DSC/Purgatory, LLC. The guarantee is for $3,500,000, the original principal balance of the note. The balance of the note is $1,075,000 as of December 31, 2001. The note is also guaranteed in the same amount by another investor of DSC/Purgatory, LLC.


NOTE  7  -  SUBSEQUENT  EVENT

In May 2002, the Company received approximately $427,900 from Mountain Resort Holdings, LLC representing the Company's share of a scheduled redemption of a portion of the Series B preferred member interests of Mountain Resort Holdings, LLC.