Form 10-Q
period 2002-03-31
AFG INVESTMENT TRUST B
filed 2002-05-17
CIK 879495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended      MARCH 31, 2002
                                              -------------------

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

                             AFG INVESTMENT TRUST B

                                    FORM 10-Q

                                      INDEX




PART I. FINANCIAL INFORMATION:                                           Page
                                                                         ----
     Item 1. Financial Statements

                Statement of Financial Position
                at March 31, 2002 and December 31, 2001                     3

                Statement of Operations
                for the three months ended March 31, 2002 and 2001          4

                Statement of Changes in Participants' Capital
                for the three months ended March 31, 2002                   5

                Statement of Cash Flows
                for the three months ended March 31, 2002 and 2001          6

                Notes to the Financial Statements                           7


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       16

     Item 3. Quantitative and Qualitative Disclosures about Market Risk    24


PART II. OTHER INFORMATION:

     Item 1 - 6                                                            25

                             AFG INVESTMENT TRUST B

                         STATEMENT OF FINANCIAL POSITION

                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)


                                                            March 31,      December 31,
                                                               2002            2001
                                                          --------------  --------------
ASSETS

Cash and cash equivalents                                 $   1,196,135   $     899,569
Rents receivable                                                    872               -
Accounts receivable - affiliate                                   8,568          23,936
Interest receivable                                                 510             510
Interest in EFG Kirkwood LLC                                  2,235,722       1,501,368
Interest in MILPI Holdings, LLC                               4,676,559       5,010,928
Investments - other                                              99,135          99,135
Other assets                                                     13,369             857
Equipment at cost, net of accumulated depreciation
  of $2,190,940 and $2,175,686 at March 31, 2002
  and December 31, 2001, respectively                           888,399         903,653
                                                          --------------  --------------

      Total assets                                        $   9,119,269   $   8,439,956
                                                          ==============  ==============


LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                             $     392,536   $     420,027
Accrued interest                                                    712             460
Accrued liabilities                                              60,299         105,869
Accrued liabilities - affiliates                                 70,171         117,348
Deferred rental income                                            8,313           8,313
                                                          --------------  --------------
     Total liabilities                                          532,031         652,017
                                                          --------------  --------------


Participants' capital:
   Managing Trustee                                               8,728             735
   Special Beneficiary                                           72,008           6,066
   Class A Beneficiary interests (582,017 interests;
     initial purchase price of $25 each)                      9,110,037       8,556,689
   Class B Beneficiary interests (1,000,961 interests;
     initial purchase price of $5 each)                         187,840          15,824
   Treasury interests (83,477 Class A interests at cost)       (791,375)       (791,375)
                                                          --------------  --------------
     Total participants' capital                              8,587,238       7,787,939
                                                          --------------  --------------

     Total liabilities and participants' capital          $   9,119,269   $   8,439,956
                                                          ==============  ==============










   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST B

                             STATEMENT OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)


                                                 2002           2001
                                             ------------   ------------
INCOME
Lease revenue                                $      63,310  $     108,001
Interest income                                      4,161         38,139
Gain on sale of equipment                                -         69,862
Other income                                             -          9,919
                                             -------------  -------------
  Total income                                      67,471        225,921
                                             -------------  -------------

EXPENSES

Depreciation and amortization                       15,254         32,662
Interest expense                                     7,316         10,022
Management fees - affiliates                        19,026         16,836
Operating expenses - affiliate                      70,872        215,699
                                             -------------  -------------
  Total expenses                                   112,468        275,219
                                             -------------  -------------


EQUITY INTERESTS

Equity in net income of EFG Kirkwood LLC           734,354        785,674
Equity in net income of MILPI Holdings, LLC        109,942         22,576
                                             -------------  -------------
  Total income from equity interests               844,296        808,250
                                             -------------  -------------

Net income                                   $     799,299  $     758,952
                                             =============  =============


Net income
   per Class A Beneficiary Interest          $        0.95  $        0.90
                                             =============  =============
   per Class B Beneficiary Interest          $        0.17  $        0.16
                                             =============  =============
Cash distributions declared
   per Class A Beneficiary Interest          $           -  $           -
                                             =============  =============
   per Class B Beneficiary Interest          $           -  $           -
                                             =============  =============











   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST B

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                   (UNAUDITED)

                               Managing          Special
                               Trustee           Beneficiary       Class A Beneficiaries                    Class B Beneficiaries
                               Amount            Amount            Interests              Amount            Interests-
                               ----------------  ----------------  ---------------------  ----------------  ---------------------
 Balance at December 31, 2001  $            735  $          6,066                582,017  $      8,556,689              1,000,961

   Net income                             7,993            65,942                      -           553,348                      -
                               ----------------  ----------------  ---------------------  ----------------  ---------------------

 Balance at March 31, 2002     $          8,728  $         72,008                582,017  $      9,110,037              1,000,961
                               ================  ================  =====================  ================  =====================


                                                 Treasury
                               Amount            Interests          Total
                               ----------------  -----------------  ----------------
 Balance at December 31, 2001  $         15,824  $       (791,375)  $      7,787,939

   Net income                           172,016                 -            799,299
                               ----------------  -----------------  ----------------

 Balance at March 31, 2002     $        187,840  $       (791,375)  $      8,587,238
                               ================  =================  ================


















   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST B

                             STATEMENT OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                   (UNAUDITED)

                                                              2002            2001
                                                          ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income                                               $     799,299   $     758,952
Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation and amortization                                 15,254          32,662
  Gain on sale of equipment                                          -         (69,862)
  Income from equity interests                                (844,296)       (808,250)
Changes in assets and liabilities:
  Rents receivable                                                (872)         (7,248)
  Accounts receivable - affiliate                               15,368          90,364
  Guarantee fee receivable                                           -          (9,919)
  Interest receivable                                                -          (2,359)
  Other assets                                                 (12,512)         (7,990)
  Accrued interest                                                 252           6,167
  Accrued liabilities                                          (45,570)        (85,273)
  Accrued liabilities - affiliates                             (47,177)         32,316
  Other liabilities                                                  -           2,000
  Deferred rental income                                             -          (6,305)
                                                         --------------  --------------
    Net cash used in operating activities                     (120,254)        (74,745)
                                                         --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Proceeds from equipment sales                                        -         102,525
Dividends received from MILPI Holdings, LLC                    444,311               -
Interest in MILPI Holdings, LLC                                      -      (4,158,696)
                                                         --------------  --------------
    Net cash provided by (used in) investing activities        444,311      (4,056,171)
                                                         --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Principal payments - notes payable                             (27,491)        (22,689)
                                                         --------------  --------------
    Net cash used in financing activities                      (27,491)        (22,689)
                                                         --------------  --------------

Net increase (decrease) in cash and cash equivalents           296,566      (4,153,605)
Cash and cash equivalents at beginning of period               899,569       5,126,793
                                                         --------------  --------------
Cash and cash equivalents at end of period               $   1,196,135   $     973,188
                                                         ==============  ==============

SUPPLEMENTAL INFORMATION

Cash paid during the period for interest                 $       7,064   $       3,855
                                                         ==============  ==============









   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST B

                        NOTES TO THE FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)

NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The financial statements presented herein are prepared in conformity with generally accepted accounting principles and the instructions for preparing Form 10-Q under Rule 10-01 of Regulation S-X of the Securities and Exchange Commission and are unaudited. As such, these financial statements do not include all information and footnote disclosures required under generally accepted accounting principles for complete financial statements and, accordingly, the accompanying financial statements should be read in conjunction with the footnotes presented in the 2001 Annual Report (Form 10-K/A) of AFG Investment Trust B (the "Trust"). Except as disclosed herein, there has been no material change to the information presented in the footnotes to the 2001 Annual Report included in Form 10-K/A.

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at March 31, 2002 and December 31, 2001 and results of operations for the three months ended March 31, 2002 and 2001 have been made and are reflected.

On May 16, 2002, the Trust filed Form 10-K/A with the Securities and Exchange Commission to restate its financial statements for the years ended December 31, 2001 and 2000. The financial position, results of operations, and cash flows for the interim periods of 2001 disclosed herein reflect the revised amounts as reported in the 2001 Form 10-K/A.


NOTE  2  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements, which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as AFG ASIT Corporation, the managing trustee of the Trust (the "Managing Trustee") and the Trust's Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rents of $444,764 are due as follows:

For the year ending March 31,   2003  $144,071
                                2004   139,441
                                2005   138,216
                                2006    23,036
                                      --------

                               Total  $444,764
                                      ========



NOTE  3  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Trust at March 31, 2002. Remaining Lease Term (Months), as used below, represents the number of months remaining from March 31, 2002 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis.

                                               Remaining
                                               Lease Term   Equipment
Equipment Type                                    (Months)  at Cost
---------------------------------------------  -----------  ------------

Aircraft                                                39  $ 1,239,741
Computer and peripherals                                 0    1,026,842
Materials handling                                     0-9      714,086
Trailers/intermodal containers                           0       56,976
Manufacturing                                            0       41,694
                                                            ------------
   Total equipment cost                                       3,079,339
   Accumulated depreciation                                  (2,190,940)
                                                            ------------
   Equipment, net of accumulated depreciation               $   888,399
                                                            ============


At March 31, 2002, the Trust's equipment portfolio included equipment having a proportionate original cost of approximately $2,120,000, representing approximately 69% of total equipment cost.

Certain of the equipment and related lease payment streams were used to secure the Trust's loan with a third party lender. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $1,240,000 and a net book value of approximately $886,000 at March 31, 2002.

At March 31, 2002, the cost of fully depreciated equipment held for sale or re-lease was approximately $859,000. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.

NOTE  4  -  INTEREST  IN  EFG  KIRKWOOD  LLC
--------------------------------------------

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

On April 30, 2000, KAI's ownership interests in certain assets and substantially all of its liabilities were transferred to Mountain Resort Holdings LLC ("Mountain Resort"). On May 1, 2000, EFG Kirkwood exchanged its interest in KAI's common and preferred stock for corresponding pro-rata membership interests in Mountain Resort. EFG Kirkwood holds approximately 38% of the membership interests in Mountain Resort. Mountain Resort, through four wholly owned subsidiaries, owns and operates the Kirkwood Mountain Resort, a ski resort located in northern California, a public utility that services the local community, and land that is held for residential and commercial development. The Trust holds 20% of EFG Kirkwood's Class A membership interests.

On May 1, 2000, EFG Kirkwood acquired 50% of the membership interests in Mountain Springs Resorts LLC ("Mountain Springs"). Mountain Springs, through a wholly owned subsidiary, owns 80% of the common membership interests and 100% of the Class B Preferred membership interests in an entity that owns the Purgatory Ski Resort ("Purgatory") in Durango, Colorado.

The Trust's ownership interest in EFG Kirkwood had an original cost of $1,997,076; including a 1% acquisition fee of $19,773 paid to EFG. The Trust's ownership interest in EFG Kirkwood is accounted for on the equity method and the Trust recorded income of $734,354 and $785,674 for the three month periods ended March 31, 2002 and 2001, respectively, representing its pro-rata share of the net income of EFG Kirkwood.

The table below provides comparative summarized income statement data for Mountain Resort and the Purgatory Ski Resort for the three months ended March 31, 2002 and 2001. The operating companies have different fiscal year end dates than the Trust. Therefore, the operating results shown below have been conformed to the three months ended March 31, 2002 and 2001.


                           Three           Three
                        months ended    months ended
                         March 31,       March 31,
                            2002            2001
                       --------------  --------------
Mountain Resort:
Total revenues         $  16,405,337   $  16,160,809
Total expenses           (11,205,448)    (11,283,226)
Income taxes                  (5,804)             --
                       --------------  --------------
Net income             $   5,194,085   $   4,877,583
                       ==============  ==============

Purgatory Ski Resort:
Total revenues         $   9,403,054   $  10,386,704
Total expenses            (6,108,520)     (5,977,723)
                       --------------  --------------
Net income             $   3,294,534   $   4,408,981
                       ==============  ==============



NOTE  5  -  INTEREST  IN  MILPI  HOLDINGS,  LLC
-----------------------------------------------

In December 2000, the Trusts formed MILPI, which formed MILPI Acquisition Corp. ("MILPI Acquisition), a wholly owned subsidiary of MILPI. The Trusts collectively paid $1.2 million for their membership interest in MILPI ($240,000 for the Trust) and MILPI purchased the shares of MILPI Acquisition for an aggregate purchase price of $1.2 million at December 31, 2000. MILPI Acquisition entered into a definitive agreement (the "Agreement") with PLM International, Inc., ("PLM"), an equipment leasing and asset management company, for the purpose of acquiring up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition commenced a tender offer to purchase any and all of PLM's outstanding common stock.

Pursuant to the cash tender offer, MILPI Acquisition acquired approximately 83% of PLM's outstanding common stock in February 2001 for a total purchase price of approximately $21.8 million. The Trust had a 20% membership interest in MILPI prior to MILPI's acquisition of the remaining 17% of PLM's outstanding common stock in February 2002, as described below. Under the terms of the Agreement, with the approval of the holders of 50.1% of the outstanding common stock of PLM, MILPI Acquisition would merge into PLM, with PLM being the surviving entity. The merger was completed when MILPI obtained approval of the merger from PLM's shareholders pursuant to a special shareholders' meeting on February 6, 2002. Since the Trust and another of the Trusts have determined to liquidate their assets, the two other trusts provided the funds necessary to acquire the remaining 17% of PLM's outstanding common stock.

At March 31, 2002, the Trust has a 16.67% membership interest in MILPI having an original cost of $4,437,644. The cost of the Trust's interest in MILPI reflects MILPI's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $4,355,145, capitalized transaction costs of $38,948 and a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $43,551. The Trust capitalized these transaction costs, of which $1,627 was amortized during the quarter ended March 31, 2001. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust believes the adoption of SFAS No. 142 will not have a material impact on its financial statements.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr.
Coyne, who are a director and an officer of the Trust, respectively, are also officers and directors of, and own significant stock in, Semele. In addition, Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

The Trust's ownership interest in MILPI is accounted for on the equity method and the Trust recorded income of $109,942 and $22,576, respectively, during the three month periods ended March 31, 2002 and 2001, representing its pro-rata share of the net income of MILPI. On March 12, 2002, PLM declared and paid a cash dividend to MILPI of approximately $2.7 million. MILPI then declared and paid a cash dividend of approximately $2.7 million, of which the Trust's share was $444,311.

The table below provides summarized income statement data for MILPI for the three months ended March 31, 2002 and 2001. As discussed above, approximately 83% of PLM's common stock was acquired in February 2001 with the remaining interest acquired in February 2002.


                              Three months      Three months
                                 ended             ended
                             March 31, 2002    March 31, 2001
                            ----------------  ----------------
Total revenues              $     1,702,041   $     3,206,716
Total expenses                     (885,179)       (1,895,332)
                            ----------------  ----------------
Income before income taxes          816,862         1,311,384
Provision for income taxes         (263,847)         (254,000)
                            ----------------  ----------------

Net income                  $       553,015   $     1,057,384
                            ================  ================



NOTE  6  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the three month periods ended March 31, 2002 and 2001, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                  2002      2001
                                 -------  --------
Acquisition fees                 $     -  $ 43,551
Management fees                   19,026    16,836
Administrative charges            50,503    26,040
Reimbursable operating expenses
   due to third parties           20,369   189,659
                                 -------  --------

          Total                  $89,898  $276,086
                                 =======  ========


All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At March 31, 2002, the Trust was owed $8,568 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in April 2002.

NOTE  7  -  NOTES  PAYABLE
--------------------------

Notes payable at March 31, 2002 consisted of a 7.03% fixed interest rate installment note of $392,536 payable to an institutional lender. The installment note is non-recourse and is collateralized by the Trust's interest in an aircraft leased to Aerovias de Mexico, S.A. de C.V. and the assignment of the related lease payments, as discussed below. The Trust makes monthly debt and interest payments and the debt will be fully amortized at the expiration of the related lease term in June 2005.



Management believes that the carrying amount of the note payable approximates fair value at March 31, 2002 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  note  are  as  follows:

  For the year ending March 31,   2003  $113,756
                                  2004   122,335
                                  2005   131,259
                                  2006    25,186
                                        --------
                                 Total  $392,536
                                        ========




NOTE  8  -  CONTINGENCIES
-------------------------

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

NOTE  9  -  OPERATING  SEGMENTS
-------------------------------

 The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI Holdings, LLC ("MILPI"), which owns 100% of PLM International, Inc., ("PLM") an equipment leasing and asset management company. From February 2001 to February 6, 2002, MILPI, through a wholly owned subsidiary, owned approximately 83% of PLM. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interests in EFG Kirkwood.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the quarters ended March 31, 2002 and 2001 is summarized below.


                                           2002        2001
                                        ----------  ----------
Total Income (1):
   Equipment leasing                    $   67,471  $  225,921
   Real estate                                   -           -
                                        ----------  ----------
     Total                              $   67,471  $  225,921
                                        ==========  ==========

Operating Expenses, Management Fees
and Other Expenses:
   Equipment leasing                    $   84,835  $  227,135
   Real estate                               5,063       5,400
                                        ----------  ----------
     Total                              $   89,898  $  232,535
                                        ==========  ==========

Interest Expense:
   Equipment leasing                    $    7,316  $   10,022
   Real estate                                   -           -
                                        ----------  ----------
     Total                              $    7,316  $   10,022
                                        ==========  ==========

Depreciation and Amortization Expense:
   Equipment leasing                    $   15,254  $   32,662
   Real estate                                   -           -
                                        ----------  ----------
     Total                              $   15,254  $   32,662
                                        ==========  ==========

 Equity Interests:
   Equipment leasing                    $  109,942  $   22,576
   Real estate                             734,354     785,674
                                        ----------  ----------
     Total                              $  844,296  $  808,250
                                        ==========  ==========

 Net Income:                            $  799,299  $  758,952
                                        ==========  ==========

 Capital Expenditures:
   Equipment leasing                    $        -  $4,158,696
   Real estate                                   -           -
                                        ----------  ----------
     Total                              $        -  $4,158,696
                                        ==========  ==========

 Assets:
   Equipment leasing                    $6,883,547  $6,729,123
   Real estate                           2,235,722   2,600,573
                                        ----------  ----------
     Total                              $9,119,269  $9,329,696
                                        ==========  ==========


(1) Includes equipment leasing revenue of $63,310 and $108,001 for the three months ended March 31, 2002 and 2001, respectively.

Three  months  ended March 31, 2002 compared to the three months ended March 31,
--------------------------------------------------------------------------------
2001:
-----

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three months ended March 31, 2002, the Trust recognized lease revenue of $63,310 compared to $108,001 for same period in 2001. The decrease in lease revenue from 2001 to 2002 resulted primarily from lease term expirations and the sale of equipment. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

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

Interest income for the three months ended March 31, 2002 was $4,161 compared to $38,139 for the same period in 2001. Generally interest income is generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

During the three months ended March 31, 2001, the Trust sold equipment having a net book value of $32,663 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $69,862.

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

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor. During the year ended December 31, 2001, the requirements of the guarantee agreement were met, the Trust received payment for all outstanding amounts due thereunder and the Trust has no further obligations under the guarantee agreement. During the quarter ended March 31, 2001, the Trust recognized income of $9,919 related to the guarantee fee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations.

Depreciation expense was $15,254 and $31,035 for the three months ended March 31, 2002 and 2001, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Interest expense was $7,316 and $10,022 for the three months ended March 31, 2002 and 2001, respectively. Interest expense will continue to decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $13,963 and $11,436 for the three months ended March 31, 2002 and 2001, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations.

Operating expenses were $70,872 and $215,699 during the three months ended March 31, 2002 and 2001, respectively. In 2001, operating expenses included approximately $40,000 for ongoing legal matters and also included approximately $66,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition Corp. ("MILPI Acquisition"), as discussed below. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

During the three months ended March 31, 2002 and 2001, the Trust recorded income of $109,942 and $22,576, respectively, from its ownership interest in MILPI. This income represents the Trust's share of net income of MILPI recorded under the equity method of accounting. The Trust recorded $1,627 of amortization expense for the three months ended March 31, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust believes the adoption of SFAS No. 142 will not have a material impact on its financial statements. The Trust's income from MILPI results from MILPI's ownership of PLM common stock acquired in February
2001.  PLM  is  an  equipment  leasing  and  asset  management  company.

MILPI
-----

During the three months ended March 31, 2002 and 2001, MILPI recognized operating revenues of approximately $1,702,000 and $3,207,000, respectively. Revenues for the three months ended March 31, 2002 are comprised of management fees of approximately $1,498,000, interest income of approximately $137,000 and $67,000 of operating lease income. Revenues for the three months ended March 31, 2001 were comprised primarily of management fees of approximately $2,209,000, commissions and other fees of approximately $185,000, interest income of approximately $300,000 and operating lease income of approximately $513,000.

During the three months ended March 31, 2002 and 2001, MILPI incurred total operating expenses of approximately $885,000 and $1,895,000, respectively.
Operating expenses for the three months ended March 31, 2002 are comprised of operations support expenses of approximately $815,000 and depreciation and amortization of approximately $70,000. For the three months ended March 31, 2001, operating expenses were comprised primarily of operating expenses of approximately $1,652,000 and depreciation and amortization of approximately $243,000.

MILPI also incurred income tax expense of approximately $264,000 and $254,000 for the three months ended March 31, 2002 and 2001, respectively.


Real  Estate
------------

Management fees for non-equipment assets were $5,063 and $5,400 for the quarters ended March 31, 2002 and 2001, respectively. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

The Trust owns 20% of the Class A membership interests of EFG Kirkwood, a joint venture between the Trust, certain affiliated trusts, and Semele Group Inc. ("Semele"). AFG ASIT Corporation, the Managing Trustee of the Trust and a subsidiary of Semele, also is the manager of EFG Kirkwood.

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

For the three months ended March 31, 2002 and 2001, the Trust recorded income of $734,354 and $785,674, respectively, from its ownership interest in EFG Kirkwood. This income represents the Trust's share of the net income of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three months ended March 31, 2002 and 2001 are not indicative of future periods. These three month periods include the periods of peak income activity for the resorts.

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

During the three months ended March 31, 2002, Mountain Resort recorded total revenues of approximately $16,405,000 compared to approximately $16,161,000 for the same period in 2001. The increase in total revenues from 2001 to 2002 of $244,000 is the result an increase in ski-related revenues offset by a decrease in residential-related revenues.

Ski-related revenues increased approximately $2,304,000. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers.

Residential-related and other operations revenues decreased approximately $2,059,000 for the three months ended 2002 as compared to 2001. The decrease in residential-related and other operations revenues was primarily attributable to a reduction in the number of condominium sales during 2002 compared to 2001.

During the three months ended March 31, 2002 and 2001, Mountain Resort recorded total expenses of approximately $11,205,000 and $11,283,000, respectively. The decrease in total expenses of approximately $78,000 is the result of a decrease in residential-related and other operations expenses largely offset by an increase in ski-related expenses.

Ski-related expenses increased approximately $1,659,000 as a result of an increase in ski-related revenues, as discussed above. Residential-related and other operations expenses decreased approximately $1,737,000 as a result of a decrease in cost of sales from condominium units sold in the three months ended March 31, 2002 as compared to the same period in 2001, as also discussed above.

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

During the three months ended March 31, 2002, Purgatory recorded total revenues of approximately $9,403,000 compared to approximately $10,387,000 for the same period of 2001. The decrease in total revenues from 2001 to 2002 of approximately $984,000 is the result of unfavorable weather conditions during the winter season, which attracted fewer skiers.

Total expenses were approximately $6,109,000 for the three months ended March 31, 2002 compared to approximately $5,978,000 for the same period in 2001. The increase in total expenses for the three months ended March 31, 2002 compared to the same period in 2001 of approximately $131,000 is a result of the decrease in the number of skiers, discussed above.

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

Impairment  of  long-lived  assets:  On  a  regular  basis, the Managing Trustee
-----------------------------------
reviews  the net carrying value of equipment and equity investments to determine
-----
whether it can be recovered from undiscounted future cash flows. Adjustments to reduce the net carrying value of long-lived assets are recorded in those instances where estimated net realizable value is considered to be less than net carrying value.

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

Segment  Reporting
------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI Holdings, LLC ("MILPI"), which owns 100% of PLM International, Inc., ("PLM") an equipment leasing and asset management company. From February 2001 to February 6, 2002, MILPI, through a wholly owned subsidiary, owned approximately 83% of PLM. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interests in EFG Kirkwood.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the quarters ended March 31, 2002 and 2001 is summarized below.


                                           2002        2001
                                        ----------  ----------
Total Income (1):
   Equipment leasing                    $   67,471  $  225,921
   Real estate                                   -           -
                                        ----------  ----------
     Total                              $   67,471  $  225,921
                                        ==========  ==========

Operating Expenses, Management Fees
and Other Expenses:
   Equipment leasing                    $   84,835  $  227,135
   Real estate                               5,063       5,400
                                        ----------  ----------
     Total                              $   89,898  $  232,535
                                        ==========  ==========

Interest Expense:
   Equipment leasing                    $    7,316  $   10,022
   Real estate                                   -           -
                                        ----------  ----------
     Total                              $    7,316  $   10,022
                                        ==========  ==========

Depreciation and Amortization Expense:
   Equipment leasing                    $   15,254  $   32,662
   Real estate                                   -           -
                                        ----------  ----------
     Total                              $   15,254  $   32,662
                                        ==========  ==========

 Equity Interests:
   Equipment leasing                    $  109,942  $   22,576
   Real estate                             734,354     785,674
                                        ----------  ----------
     Total                              $  844,296  $  808,250
                                        ==========  ==========

 Net Income:                            $  799,299  $  758,952
                                        ==========  ==========

 Capital Expenditures:
   Equipment leasing                    $        -  $4,158,696
   Real estate                                   -           -
                                        ----------  ----------
     Total                              $        -  $4,158,696
                                        ==========  ==========

 Assets:
   Equipment leasing                    $6,883,547  $6,729,123
   Real estate                           2,235,722   2,600,573
                                        ----------  ----------
     Total                              $9,119,269  $9,329,696
                                        ==========  ==========


(1) Includes equipment leasing revenue of $63,310 and $108,001 for the three months ended March 31, 2002 and 2001, respectively.

Three  months  ended March 31, 2002 compared to the three months ended March 31,
--------------------------------------------------------------------------------
2001:
-----

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three months ended March 31, 2002, the Trust recognized lease revenue of $63,310 compared to $108,001 for same period in 2001. The decrease in lease revenue from 2001 to 2002 resulted primarily from lease term expirations and the sale of equipment. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

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

Interest income for the three months ended March 31, 2002 was $4,161 compared to $38,139 for the same period in 2001. Generally interest income is generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

During the three months ended March 31, 2001, the Trust sold equipment having a net book value of $32,663 to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $69,862.

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

On March 8, 2000, the Trust and three affiliated trusts entered into a guarantee agreement whereby the trusts, jointly and severally, guaranteed the payment obligations under a master lease agreement between Echelon Commercial LLC, as lessee, and Heller Affordable Housing of Florida, Inc., and two other entities, as lessor. During the year ended December 31, 2001, the requirements of the guarantee agreement were met, the Trust received payment for all outstanding amounts due thereunder and the Trust has no further obligations under the guarantee agreement. During the quarter ended March 31, 2001, the Trust recognized income of $9,919 related to the guarantee fee. The guarantee fee is reflected as Other Income on the accompanying Statement of Operations.

Depreciation expense was $15,254 and $31,035 for the three months ended March 31, 2002 and 2001, respectively. For financial reporting purposes, to the extent that an asset is held on primary lease term, the Trust depreciates the difference between (i) the cost of the asset and (ii) the estimated residual value of the asset on a straight-line basis over such term. For purposes of this policy, estimated residual values represent estimates of equipment values at the date of primary lease expiration. To the extent that an asset is held beyond its primary lease term, the Trust continues to depreciate the remaining net book value of the asset on a straight-line basis over the asset's remaining economic life.

Interest expense was $7,316 and $10,022 for the three months ended March 31, 2002 and 2001, respectively. Interest expense will continue to decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $13,963 and $11,436 for the three months ended March 31, 2002 and 2001, respectively. Management fees are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations.

Operating expenses were $70,872 and $215,699 during the three months ended March 31, 2002 and 2001, respectively. In 2001, operating expenses included approximately $40,000 for ongoing legal matters and also included approximately $66,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition Corp. ("MILPI Acquisition"), as discussed below. In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

During the three months ended March 31, 2002 and 2001, the Trust recorded income of $109,942 and $22,576, respectively, from its ownership interest in MILPI. This income represents the Trust's share of net income of MILPI recorded under the equity method of accounting. The Trust recorded $1,627 of amortization expense for the three months ended March 31, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust believes the adoption of SFAS No. 142 will not have a material impact on its financial statements. The Trust's income from MILPI results from MILPI's ownership of PLM common stock acquired in February
2001.  PLM  is  an  equipment  leasing  and  asset  management  company.

MILPI
-----

During the three months ended March 31, 2002 and 2001, MILPI recognized operating revenues of approximately $1,702,000 and $3,207,000, respectively. Revenues for the three months ended March 31, 2002 are comprised of management fees of approximately $1,498,000, interest income of approximately $137,000 and $67,000 of operating lease income. Revenues for the three months ended March 31, 2001 were comprised primarily of management fees of approximately $2,209,000, commissions and other fees of approximately $185,000, interest income of approximately $300,000 and operating lease income of approximately $513,000.

During the three months ended March 31, 2002 and 2001, MILPI incurred total operating expenses of approximately $885,000 and $1,895,000, respectively.
Operating expenses for the three months ended March 31, 2002 are comprised of operations support expenses of approximately $815,000 and depreciation and amortization of approximately $70,000. For the three months ended March 31, 2001, operating expenses were comprised primarily of operating expenses of approximately $1,652,000 and depreciation and amortization of approximately $243,000.

MILPI also incurred income tax expense of approximately $264,000 and $254,000 for the three months ended March 31, 2002 and 2001, respectively.


Real  Estate
------------

Management fees for non-equipment assets were $5,063 and $5,400 for the quarters ended March 31, 2002 and 2001, respectively. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

The Trust owns 20% of the Class A membership interests of EFG Kirkwood, a joint venture between the Trust, certain affiliated trusts, and Semele Group Inc. ("Semele"). AFG ASIT Corporation, the Managing Trustee of the Trust and a subsidiary of Semele, also is the manager of EFG Kirkwood.

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

For the three months ended March 31, 2002 and 2001, the Trust recorded income of $734,354 and $785,674, respectively, from its ownership interest in EFG Kirkwood. This income represents the Trust's share of the net income of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three months ended March 31, 2002 and 2001 are not indicative of future periods. These three month periods include the periods of peak income activity for the resorts.

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

During the three months ended March 31, 2002, Mountain Resort recorded total revenues of approximately $16,405,000 compared to approximately $16,161,000 for the same period in 2001. The increase in total revenues from 2001 to 2002 of $244,000 is the result an increase in ski-related revenues offset by a decrease in residential-related revenues.

Ski-related revenues increased approximately $2,304,000. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers.

Residential-related and other operations revenues decreased approximately $2,059,000 for the three months ended 2002 as compared to 2001. The decrease in residential-related and other operations revenues was primarily attributable to a reduction in the number of condominium sales during 2002 compared to 2001.

During the three months ended March 31, 2002 and 2001, Mountain Resort recorded total expenses of approximately $11,205,000 and $11,283,000, respectively. The decrease in total expenses of approximately $78,000 is the result of a decrease in residential-related and other operations expenses largely offset by an increase in ski-related expenses.

Ski-related expenses increased approximately $1,659,000 as a result of an increase in ski-related revenues, as discussed above. Residential-related and other operations expenses decreased approximately $1,737,000 as a result of a decrease in cost of sales from condominium units sold in the three months ended March 31, 2002 as compared to the same period in 2001, as also discussed above.

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

During the three months ended March 31, 2002, Purgatory recorded total revenues of approximately $9,403,000 compared to approximately $10,387,000 for the same period of 2001. The decrease in total revenues from 2001 to 2002 of approximately $984,000 is the result of unfavorable weather conditions during the winter season, which attracted fewer skiers.

Total expenses were approximately $6,109,000 for the three months ended March 31, 2002 compared to approximately $5,978,000 for the same period in 2001. The increase in total expenses for the three months ended March 31, 2002 compared to the same period in 2001 of approximately $131,000 is a result of the decrease in the number of skiers, discussed above.


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Trust by its nature is a limited life entity. The Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash outflows of $120,254 and $74,745 for the three months ended March 31, 2002 and 2001, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the Trust's lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust remarkets its equipment. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

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

At March 31, 2002, the Trust was due aggregate future minimum lease payments of $444,764 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $392,536. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, the cash flows of the Trust will become less predictable as the Trust remarkets its equipment.

Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows.

In December 2000, the Trusts formed MILPI, which formed MILPI Acquisition, a wholly owned subsidiary of MILPI. The Trusts collectively paid $1.2 million for their membership interest in MILPI ($240,000 for the Trust) and MILPI purchased the shares of MILPI Acquisition for an aggregate purchase price of $1.2 million at December 31, 2000. MILPI Acquisition entered into a definitive agreement (the "Agreement") with PLM, an equipment leasing and asset management company, for the purpose of acquiring up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition commenced a tender offer to purchase any and all of PLM's outstanding common stock.

Pursuant to the cash tender offer, MILPI Acquisition acquired approximately 83% of PLM's outstanding common stock in February 2001 for a total purchase price of approximately $21.8 million. The Trust had a 20% membership interest in MILPI prior to MILPI's acquisition of the remaining 17% of PLM's outstanding common stock in February 2002, as described below. Under the terms of the Agreement, with the approval of the holders of 50.1% of the outstanding common stock of PLM, MILPI Acquisition would merge into PLM, with PLM being the surviving entity. The merger was completed when MILPI obtained approval of the merger from PLM's shareholders pursuant to a special shareholders' meeting on February 6, 2002. Since the Trust and another of the Trusts have determined to liquidate their assets, the two other trusts provided the funds necessary to acquire the remaining 17% of PLM's outstanding common stock.

At March 31, 2002, the Trust has a 16.67% membership interest in MILPI having an original cost of $4,437,644. The cost of the Trust's interest in MILPI reflects MILPI's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $4,355,145, capitalized transaction costs of $38,948 and a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $43,551. The Trust capitalized these transaction costs, of which $1,627 was amortized during the quarter ended March 31, 2001. SFAS No. 142 was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust believes the adoption of SFAS No. 142 will not have a material impact on its financial statements.

On March 12, 2002, PLM declared and paid a cash dividend to MILPI of approximately $2.7 million. MILPI then declared and paid a cash dividend of approximately $2.7 million, of which the Trust's share was $444,311.

During the three months ended March 31, 2001, the Trust realized net cash proceeds from equipment disposals of $102,525. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

The Trust has an ownership interest in EFG Kirkwood. EFG Kirkwood is a joint venture among the Trust, certain affiliated Trusts and Semele and is managed by AFG ASIT Corporation. EFG Kirkwood is a member in two joint ventures, Mountain Resort and Mountain Springs.

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

The Trust obtained long-term financing in connection with certain equipment leases. The repayments of principal related to such indebtedness are reported as a component of financing activities on the accompanying Statements of Cash Flow. At March 31, 2002 the Trust had one debt obligation outstanding pertaining to its ownership interest in an aircraft leased to Aerovias de Mexico, S.A. de C.V. The note is recourse only to the Trust's interest in the aircraft and to the minimum rental payments to be received during the debt amortization period. The Trust makes monthly debt and interest payments and the debt will be fully amortized at the expiration of the related lease term in June 2005.

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

After the amendment of the Trust Agreement in 1998, the Managing Trustee evaluated and pursued a number of potential new acquisitions, several of which the Managing Trustee concluded had market returns that it believed were less than adequate given the potential risks. Most transactions involved the equipment leasing, business finance and real estate development industries. Although, at the time, the Managing Trustee intended to continue to evaluate additional new investments, it anticipated that the Trust would be able to fund these new investments with cash on hand or other sources, such as the proceeds from future asset sales or refinancings and new indebtedness. As a result, the Trust declared a special cash distribution during the fourth quarter of 1999 to the Trust Beneficiaries totaling $5,300,000, which was paid on January 19, 2000.

After the special distribution on January 19, 2000, the Trust adopted a new distribution policy and suspended the payment of regular monthly cash distributions. Currently the Managing Trustee has not reinstated cash distributions. The Managing Trustee periodically will review and consider other one-time distributions. The Managing Trustee expects that the Trust will retain cash from operations and future sales and refinancings to fully retire its debt obligation and for the continued maintenance of the Trust's assets.

No cash distributions have been declared since the special distribution described above. In any given year, it is possible that Beneficiaries will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the Beneficiaries adequate to cover any tax obligation. The Trust Agreement requires that sufficient distributions be made to enable the Beneficiaries to pay any state and federal income taxes arising from any sale or refinancing transactions, subject to certain limitations.

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

Item  3.  Quantitative  and  Qualitative  Disclosures  about  Market  Risk
--------------------------------------------------------------------------

The Trust's financial statements include financial instruments that are exposed to interest rate risks.

The Trust has one note payable outstanding at March 31, 2002, which bears a fixed interest rate of 7.03%. The fair market value of fixed interest rate debt may be adversely impacted due to a decrease in interest rates. The effect of interest rate fluctuations on the Trust during the three months ended March 31, 2002 was not material.

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


                             AFG Investment Trust B


     By:     AFG  ASIT  Corporation,  a  Massachusetts
          corporation  and  the  Managing  Trustee  of
          the  Registrant.


     By:     /s/  Michael  J.  Butterfield
             -----------------------------
          Michael  J.  Butterfield
          Treasurer  of  AFG  ASIT  Corporation
          (Duly  Authorized  Officer  and
          Principal  Financial  and  Accounting  Officer)


     Date:     May  16,  2002
               --------------