Form 10-Q
period 2002-06-30
AFG INVESTMENT TRUST B
filed 2002-08-19
CIK 879495

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark One)

    [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period endedJune 30, 2002
                                                 -------------

                                       OR

    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the transition period from to       .
                                                     --------


                           Commission File No. 0-21390

                             AFG INVESTMENT TRUST B
                             ----------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                                   04-3157230
    (State or other jurisdiction of                             (IRS Employer
   incorporation or organization)                         Identification No.)

         1050 Waltham Street, Suite 310, Lexington, MA            02421
   (Address of principal executive offices)                        (Zip Code)

Registrant's  telephone  number,  including  area  code     (781)  676-0009
                                                        -------------------

88  Broad  Street,  Boston,  MA    02110
----------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X  No
   -----

                             AFG INVESTMENT TRUST B

                                    FORM 10-Q

                                      INDEX




PART I. FINANCIAL INFORMATION:                                             Page
                                                                           ----
     Item 1. Financial Statements

                Statement of Financial Position
                at June 30, 2002 and December 31, 2001                        3

                Statement of Operations
                for the three and six months ended June 30, 2002 and 2001     4

                Statement of Changes in Participants' Capital
                for the six months ended June 30, 2002                        5

                Statement of Cash Flows
                for the six months ended June 30, 2002 and 2001               6

                Notes to the Financial Statements                             7


     Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         16

     Item 3. Quantitative and Qualitative Disclosures about Market Risk      24


PART II. OTHER INFORMATION:

     Item 1 - 6                                                              25

                             AFG INVESTMENT TRUST B

                         STATEMENT OF FINANCIAL POSITION

                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                   (UNAUDITED)


                                                           June 30,     December 31,
                                                             2002           2001

ASSETS

Cash and cash equivalents                                 $1,042,876   $     899,569
Accounts receivable - affiliate                               15,516          23,936
Interest receivable                                              510             510
Interest in EFG Kirkwood LLC                               1,878,832       1,501,368
Interest in MILPI Holdings, LLC                            4,813,925       5,010,928
Investments - other                                           99,135          99,135
Other assets                                                   9,340             857
Equipment at cost, net of accumulated depreciation
  of $2,579,104 and $2,175,686 at June 30, 2002
  and December 31, 2001, respectively                        389,497         903,653
                                                          -----------  --------------

      Total assets                                        $8,249,631   $   8,439,956
                                                          ===========  ==============


LIABILITIES AND PARTICIPANTS' CAPITAL

Notes payable                                             $  365,015   $     420,027
Accrued interest                                                 599             460
Accrued liabilities                                           40,720         105,869
Accrued liabilities - affiliates                              70,052         117,348
Deferred rental income                                         8,313           8,313
                                                          -----------  --------------
     Total liabilities                                       484,699         652,017
                                                          -----------  --------------


Participants' capital (deficit):
   Managing Trustee                                           (8,223)            735
   Special Beneficiary                                             -           6,066
   Class A Beneficiary interests (582,017 interests;
     initial purchase price of $25 each)                   8,564,530       8,556,689
   Class B Beneficiary interests (1,000,961 interests;
     initial purchase price of $5 each)                            -          15,824
   Treasury interests (83,477 Class A interests at cost)    (791,375)       (791,375)
                                                          -----------  --------------
     Total participants' capital                           7,764,932       7,787,939
                                                          -----------  --------------

     Total liabilities and participants' capital          $8,249,631   $   8,439,956
                                                          ===========  ==============



   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST B

                             STATEMENT OF OPERATIONS

            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)

                                                 For the three months ended          For the six months ended
                                                            June 30,                       June 30,


                                                   2002            2001            2002           2001
..
INCOME
Lease revenue                                 $      76,531   $     175,772   $     139,841   $     283,773
Interest income                                       4,496          15,994           8,657          54,133
Gain on sale of equipment                               400             376             400          70,238
Other income                                              -          18,156               -          28,075
  Total income                                       81,427         210,298         148,898         436,219
--------------------------------------------

EXPENSES

Depreciation and amortization                        15,254          26,763          30,508          59,425
Write-down of equipment                             483,648               -         483,648               -
Interest expense                                      6,919           1,299          14,235          11,321
Management fees - affiliates                         19,863          24,825          38,889          41,661
Operating expenses - affiliate                      158,525         222,092         229,397         437,791
  Total expenses                                    684,209         274,979         796,677         550,198
--------------------------------------------


EQUITY INTERESTS

Equity in net income (loss) of EFG
  Kirkwood LLC                                     (356,890)       (292,055)        377,464         493,619
Equity in net income of MILPI Holdings, LLC         137,366          42,164         247,308          64,740
  Total income (loss) from equity interests        (219,524)       (249,891)        624,772         558,359
--------------------------------------------

Net income (loss)                             $    (822,306)  $    (314,572)  $     (23,007)  $     444,380
                                              --------------  --------------  --------------  -------------

         ---                                            ---
Net income (loss)
   per Class A Beneficiary Interest           $       (0.94)  $       (0.13)  $        0.01   $        0.77
   per Class B Beneficiary Interest           $       (0.19)  $       (0.17)  $       (0.02)  $           -
                                              ==============  ==============  ==============  =============
Cash distributions declared
   per Class A Beneficiary Interest           $           -   $           -   $           -   $           -
   per Class B Beneficiary Interest           $           -   $           -   $           -   $           -
                                              ==============  ==============  ==============  =============




   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST B

                  STATEMENT OF CHANGES IN PARTICIPANTS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002

                                   (UNAUDITED)





                                    Managing            Special
                                     Trustee          Beneficiary     Class A Beneficiaries         -
                                                                      ---------------------
                                     Amount             Amount              Interests             Amount
                                 ---------------    ---------------         ---------------   ---------------
 Balance at December 31, 2001   $            735   $          6,066                 582,017  $      8,556,689

   Net income (loss)                      (8,958)            (6,066)                      -             7,841
                                -----------------  -----------------  ---------------------  ----------------

 Balance at June 30, 2002       $         (8,223)  $              -                 582,017  $      8,564,530
                                =================  =================  =====================  ================



                                Class B Beneficiaries          -              Treasury
                                ---------------------
                                      Interests             Amount            Interests            Total
                                      ---------------   ---------------    ---------------    ---------------
 Balance at December 31, 2001               1,000,961  $         15,824   $       (791,375)  $      7,787,939

   Net income (loss)                                -           (15,824)                 -            (23,007)
                                ---------------------  -----------------  -----------------  -----------------

 Balance at June 30, 2002                   1,000,961  $              -   $       (791,375)  $      7,764,932
                                =====================  =================  =================  =================



















   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST B

                             STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                   (UNAUDITED)


                                                               2002            2001
..                                                          ------------    ------------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net income (loss)                                         $     (23,007)  $     444,380
Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation and amortization                                  30,508          59,425
  Write-down of equipment                                       483,648               -
  Gain on sale of equipment                                        (400)        (70,238)
  Income from equity interests                                 (624,772)       (558,359)
Changes in assets and liabilities:
  Rents receivable                                                    -             471
  Accounts receivable - affiliate                                 8,420          69,959
  Guarantee fee receivable                                            -         (18,002)
  Interest receivable                                                 -          (4,587)
  Other assets                                                   (8,483)        (85,896)
  Accrued interest                                                  139          (1,100)
  Accrued liabilities                                           (65,149)       (103,393)
  Accrued liabilities - affiliates                              (47,296)         90,032
  Deferred rental income                                              -           1,758
                                                          --------------  --------------
    Net cash used in operating activities                      (246,392)       (175,550)
                                                          --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

Proceeds from equipment sales                                       400         137,520
Dividends received from MILPI Holdings, LLC                     444,311               -
Interest in MILPI Holdings, LLC                                       -      (4,158,696)
                                                          --------------  --------------
    Net cash provided by (used in) investing activities         444,711      (4,021,176)
                                                          --------------  --------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES

Proceeds from notes payable                                           -         471,038
Principal payments - notes payable                              (55,012)       (553,729)
                                                          --------------  --------------
    Net cash used in financing activities                       (55,012)        (82,691)
                                                          --------------  --------------

Net increase (decrease) in cash and cash equivalents            143,307      (4,279,417)
Cash and cash equivalents at beginning of period                899,569       5,126,793
                                                          --------------  --------------
Cash and cash equivalents at end of period                $   1,042,876   $     847,376
                                                          ==============  ==============

SUPPLEMENTAL INFORMATION

Cash paid during the period for interest                  $      14,096   $      12,421
                                                          ==============  ==============







   The accompanying notes are an integral part of these financial statements.

                             AFG INVESTMENT TRUST B

                        NOTES TO THE FINANCIAL STATEMENTS

                                  JUNE 30, 2002

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

In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the financial position at June 30, 2002 and December 31, 2001 and results of operations for the three and six month periods ended June 30, 2002 and 2001 have been made and are reflected.

On May 16, 2002, the Trust filed Form 10-K/A with the Securities and Exchange Commission to restate its financial statements for the years ended December 31, 2001 and 2000. The financial position, results of operations, and cash flows for the interim periods of 2001 disclosed herein reflect the revised amounts as reported in the 2001 Form 10-K/A.

The table below details the allocation of income (loss) in each of the quarters for the six months ended June 30, 2002:


                    Managing      Special         Class A          Class B       Treasury
                    Trustee     Beneficiary    Beneficiaries    Beneficiaries    Interests      Total
December 31, 2001  $     735   $      6,066   $    8,556,689   $       15,824   $ (791,375)  $7,787,939

Net income             7,993         65,942          553,348          172,016            -      799,299
                   ----------  -------------  ---------------  ---------------  -----------  -----------
March 31, 2002         8,728         72,008        9,110,037          187,840     (791,375)   8,587,238

Net loss             (16,951)       (72,008)        (545,507)        (187,840)           -     (822,306)
                   ----------  -------------  ---------------  ---------------  -----------  -----------
June 30, 2002      $  (8,223)  $          -   $    8,564,530   $            -   $ (791,375)  $7,764,932
                   ==========  =============  ===============  ===============  ===========  ===========




NOTE  2  -  REVENUE  RECOGNITION
--------------------------------

Rents are payable to the Trust monthly, quarterly or semi-annually and no significant amounts are calculated on factors other than the passage of time. The leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred. In certain instances, the Trust may enter primary-term, renewal or re-lease agreements, which expire beyond the Trust's anticipated dissolution date. This circumstance is not expected to prevent the orderly wind-up of the Trust's business activities as AFG ASIT Corporation, the managing trustee of the Trust (the "Managing Trustee") and the Trust's Advisor would seek to sell the then-remaining equipment assets either to the lessee or to a third party, taking into consideration the amount of future noncancellable rental payments associated with the attendant lease agreements. Future minimum rentsof $408,290 are due as follows:

For the year ending June 30,   2003  $142,676
                               2004   138,916
                               2005   126,698
                                     --------

..                             Total  $408,290
                                     ========



NOTE  3  -  EQUIPMENT
---------------------

The following is a summary of equipment owned by the Trust at June 30, 2002. Remaining Lease Term (Months), as used below, represents the number of months remaining from June 30, 2002 under contracted lease terms and is presented as a range when more than one lease agreement is contained in the stated equipment category. A Remaining Lease Term equal to zero reflects equipment either held for sale or re-lease or being leased on a month-to-month basis.


                                               Remaining
                                               Lease Term   Equipment
Equipment Type                                    (Months)  at Cost
---------------------------------------------  -----------  ------------

Aircraft                                                36  $ 1,239,741
Computer and peripherals                                 0    1,026,842
Materials handling                                     0-6      603,348
Trailers/intermodal containers                           0       56,976
Manufacturing                                            0       41,694
                                                            ------------
   Total equipment cost                                  -    2,968,601
   Accumulated depreciation                              -   (2,579,104)
                                                            ------------
   Equipment, net of accumulated depreciation            -  $   389,497
                                                            ============


At June 30, 2002, the Trust's equipment portfolio included equipment having a proportionate original cost of approximately $2,120,000, representing approximately 71% of total equipment cost.

Certain of the equipment and related lease payment streams were used to secure the Trust's loan with a third party lender. The preceding summary of equipment includes leveraged equipment having an original cost of approximately $1,240,000 and a net book value of approximately $388,000 at June 30, 2002.

At June 30, 2002, the cost of fully depreciated equipment held for sale or re-lease was approximately $1,270,000. The Managing Trustee is actively seeking the sale or re-lease of all equipment not on lease. In addition, the summary above includes equipment being leased on a month-to-month basis.

The Trust accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was issued in August 2001. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable from undiscounted future cash flows. During the three months ended June 30, 2002, the Trust recorded a write-down of equipment, representing an impairment to the carrying value of the Trust's interest in a McDonnell Douglas MD-87 aircraft. The resulting charge of $483,648 was based on a comparison of estimated fair value and carrying value of the Trust's interest in the aircraft. The estimate of the fair value was based on a current offer to purchase the aircraft and the assessment by the Trust's management of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft.



NOTE  4  -  INTEREST  IN  EFG  KIRKWOOD  LLC
--------------------------------------------

On May 1, 1999, the Trust and three affiliated trusts (collectively the "Trusts") and an affiliated corporation, Semele Group Inc. ("Semele") formed a joint venture, EFG Kirkwood LLC ("EFG Kirkwood"), for the purpose of acquiring preferred and common stock interests in Kirkwood Associates Inc. ("KAI"). The Trusts collectively own 100% of the Class A membership interests in EFG Kirkwood and Semele owns 100% of the Class B membership interests in EFG Kirkwood. The Class A interest holders are entitled to certain preferred returns prior to distribution payments to the Class B interest holder. The Trusts' interests in EFG Kirkwood constitute 50% of the voting securities of that entity under the operating agreement for the LLC, which gives equal voting rights to Class A and Class B membership interests. The Managing Trustee is the manager of EFG Kirkwood.

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

The Trust's ownership interest in EFG Kirkwood had an original cost of $1,997,076; including a 1% acquisition fee of $19,773 paid to EFG. The Trust's ownership interest in EFG Kirkwood is accounted for on the equity method and the Trust recorded a loss of $356,890 and income of $377,464 for the three and six months ended June 30, 2002, respectively, compared to a loss of $292,055 and income of $493,619, respectively, for the same periods in 2001,representing its pro-rata share of the net income (loss) of EFG Kirkwood.

The table below provides comparative summarized income statement data for Mountain Resort and the Purgatory Ski Resort for the three and six months ended June 30, 2002 and 2001. The operating companies have different fiscal year end dates than the Trust. Therefore, the operating results shown below have been



                         For the Three    For the Three    For the Six     For the Six
                         Months Ended     Months Ended     Months Ended    Months Ended
                         June 30, 2002    June 30, 2001   June 30, 2002   June 30, 2001
Mountain Resort
----------------------
     Total revenues     $    4,070,745   $   4, 400,053   $   20,476,082  $   20,560,862
     Total expenses          5,359,278        6,064,728       16,564,726      17,347,954
     Income taxes                  800           52,243            6,208          52,243
     Net income (loss)  $   (1,289,333)  $   (1,716,918)  $    3,905,148  $    3,160,665
                        ---------------  ---------------  --------------  --------------

Purgatory Ski Resort
----------------------
     Total revenues     $      478,830   $      759,484   $    9,881,884  $   11,146,188
     Total expenses          3,175,826        2,598,400        9,284,346       8,576,123
     Net income (loss)  $   (2,696,996)  $   (1,838,916)  $      597,538  $    2,570,065
                        ---------------  ---------------  --------------  --------------

conformed  to  the  three  and  six  months  ended  June  30,  2002  and  2001.



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

At June 30, 2002, the Trust has a 16.67% membership interest in MILPI having an original cost of $4,437,644. The cost of the Trust's interest in MILPI reflects MILPI's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $4,355,145, capitalized transaction costs of $38,948 and a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $43,551. The Trust capitalized these transaction costs, of which $9,111 was amortized during the six months ended June 30, 2001. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust completed the goodwill impairment analysis during the quarter ended June 30, 2002. There was no impact on the Trust's financial statements as a result of this analysis.

Equis II Corporation has voting control of the Trusts and owns the Managing Trustee of the Trusts. Semele owns Equis II Corporation. Mr. Engle and Mr.
Coyne, who are a director and an officer of the Trust, respectively, are also officers and directors of, and own significant stock in, Semele. In addition, Mr. Engle and Mr. Coyne are officers and directors of MILPI Acquisition.

The Trust's ownership interest in MILPI is accounted for on the equity method and the Trust recorded income of $137,366 and $247,308, respectively, during the three and six months ended June 30, 2002, compared to $42,164 and $64,740, respectively, for the same periods in 2001, which represented its pro-rata share of the net income of MILPI. On March 12, 2002, PLM declared and paid a cash dividend to MILPI of approximately $2.7 million. MILPI then declared and paid a cash dividend of approximately $2.7 million, of which the Trust's share was $444,311.

The table below provides summarized income statement data for MILPI for the three and six months ended June 30, 2002 and 2001. As discussed above, approximately 83% of PLM's common stock was acquired in February 2001 with the remaining interest acquired in February 2002.


..                           Three months    Three months     Six months      Six months
..                              ended           ended           ended           ended
..                          June 30, 2002   June 30, 2001   June 30, 2002   June 30, 2001
                           --------------  --------------  --------------  --------------
 Total revenues            $    1,682,835  $    2,406,074  $    3,378,578  $    5,612,790
 Total costs and expenses         489,059       1,414,453       1,368,089       3,309,785
 Provision for taxes              385,742         167,435         649,589         421,435
                           --------------  --------------  --------------  --------------
 Net income                $      808,034  $      824,186  $    1,360,900  $    1,881,570
                           ==============  ==============  ==============  ==============




NOTE  6  -  RELATED  PARTY  TRANSACTIONS
----------------------------------------

All operating expenses incurred by the Trust are paid by EFG on behalf of the Trust and EFG is reimbursed at its actual cost for such expenditures. Fees and other costs incurred during the six month periods ended June 30, 2002 and 2001, which were paid or accrued by the Trust to EFG or its Affiliates, are as follows:


                                   2002      2001
                                 --------  --------
Acquisition fees                 $      -  $ 43,551
Management fees                    38,889    41,661
Administrative charges            103,288    52,080
Reimbursable operating expenses
   due to third parties           126,109   385,711
                                 --------  --------

          Total                  $268,286  $523,003
                                 ========  ========


All rents and proceeds from the sale of equipment are paid directly to either EFG or to a lender. EFG temporarily deposits collected funds in a separate interest-bearing escrow account prior to remittance to the Trust. At June 30, 2002, the Trust was owed $15,516 by EFG for such funds and the interest thereon. These funds were remitted to the Trust in July 2002.


NOTE  7  -  NOTES  PAYABLE
--------------------------

Notes payable at June 30, 2002 consisted of a 7.03% fixed interest rate installment note of $365,015 payable to an institutional lender. The installment note is non-recourse and is collateralized by the Trust's interest in an aircraft leased to Aerovias de Mexico, S.A. de C.V. and the assignment of the related lease payments, as discussed below. The Trust makes monthly debt and interest payments and the debt will be fully amortized at the expiration of the related lease term in June 2005.

Management believes that the carrying amount of the note payable approximates fair value at June 30, 2002 based on its experience and understanding of the market for instruments with similar terms.

The  annual  maturities  of  the  note  are  as  follows:

  For the year ending June 30,   2003  $116,018
                                 2004   124,481
                                 2005   124,516
                                       --------
..                               Total  $365,015
                                       ========




NOTE  8  -  CONTINGENCIES
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
-------------------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI Holdings, LLC ("MILPI"), which owns 100% of PLM International, Inc., ("PLM") an equipment leasing and asset management company. From February 2001 to February 6, 2002, MILPI, through a wholly owned subsidiary, owned approximately 83% of PLM. Effective February 7, 2002, MILPI owned 100% of PLM. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interests in EFG Kirkwood.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and six months ended June 30, 2002 and 2001 is summarized below.

                                         Three months ended June 30, Six months ended June 30,
                                            2002           2001         2002        2001
                                                                                 ----------
Total Income (1):
   Equipment leasing                     $   81,427   $     210,298   $148,898   $  436,219
   Real estate                                    -               -          -            -
                                         -----------  --------------  ---------  ----------
     Total                               $   81,427   $     210,298   $148,898   $  436,219
                                         ===========  ==============  =========  ==========

Operating Expenses and Management Fees:
   Equipment leasing                     $  173,152   $     241,739   $257,987   $  468,874
   Real estate                                5,236           5,178     10,299       10,578
                                         -----------  --------------  ---------  ----------
     Total                               $  178,388   $     246,917   $268,286   $  479,452
                                         ===========  ==============  =========  ==========

Interest Expense:
   Equipment leasing                     $    6,919   $       1,299   $ 14,235   $   11,321
   Real estate                                    -               -          -            -
                                         -----------  --------------  ---------  ----------
     Total                               $    6,919   $       1,299   $ 14,235   $   11,321
                                         ===========  ==============  =========  ==========

Depreciation, Write-down of Equipment
  and Amortization Expense:
   Equipment leasing                     $  498,902   $      26,763   $514,156   $   59,425
   Real estate                                    -               -          -            -
                                         -----------  --------------  ---------  ----------
     Total                               $  498,902   $      26,763   $514,156   $   59,425
                                         ===========  ==============  =========  ==========

 Equity Interests:
   Equipment leasing                     $  137,366   $      42,164   $247,308   $   64,740
   Real estate                             (356,890)       (292,055)   377,464      493,619
                                         -----------  --------------  ---------  ----------
     Total                               $ (219,524)  $    (249,891)  $624,772   $  558,359
                                         ===========  ==============  =========  ==========

 Net Income (Loss):                      $ (822,306)  $    (314,572)  $(23,007)  $  444,380
                                         ===========  ==============  =========  ==========


 Capital Expenditures:
   Equipment leasing                     $        -   $           -   $      -   $4,158,696
   Real estate                                    -               -          -            -
                                         -----------  --------------  ---------  ----------
     Total                               $        -   $           -   $      -   $4,158,696
                                         ===========  ==============  =========  ==========


 .                                       As of        As of
 .                                       June 30,     December 31,
 .                                             2002            2001
 Assets:
   Equipment leasing                     $6,370,799   $   6,938,588
   Real estate                            1,878,832       1,501,368
                                         -----------  --------------
     Total                               $8,249,631   $   8,439,956
                                         ===========  ==============




(1) Includes equipment leasing revenue of $76,531 and $139,841, respectively, for the three and six months ended June 30, 2002, compared to $175,772 and $283,773, respectively, for the same periods in 2001.

Three  and  six  months ended June 30, 2002 compared to the three and six months
--------------------------------------------------------------------------------
ended  June  30,  2001:
-----------------------

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three and six month periods ended June 30, 2002, the Trust recognized lease revenue of $76,531 and $139,841, respectively, compared to $175,772 and $283,773, respectively, for the same periods in 2001. The decrease in lease revenue from 2001 to 2002 resulted primarily from lease term expirations and the sale of equipment. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

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

Interest income for the three and six month periods ended June 30, 2002 was $4,496 and $8,657, respectively, compared to $15,994 and $54,133, respectively, for the same periods in 2001. Generally interest income is generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

During the three and six months ended June 30, 2002, the Trust sold fully depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $400. During the three and six months ended June 30, 2001, the Trust sold equipment having a net book value of $35,619 and $67,282, respectively to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $376 and $70,238, respectively.

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

Depreciation expense was $15,254 and $30,508, respectively, for the three and six months ended June 30, 2002 compared to $19,279 and $50,314, respectively, for the same periods of 2001. During the three months ended June 30, 2002, the Trust also recorded a write-down of equipment, representing an impairment to the carrying value of the Trust's interest in a McDonnell Douglas MD-87 aircraft. The resulting charge of $483,648 was based on a comparison of estimated fair value and carrying value of the Trust's interest in the aircraft. The estimate of the fair value was based on a current offer to purchase the aircraft and the assessment by the management of the Trusts of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft.

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

Interest expense was $6,919 and $14,235 for the three and six months ended June 30, 2002, respectively, compared to $1,299 and $11,321, respectively, for the same periods of 2001. The increase in interest expense in 2002 compared to 2001 resulted from the refinancing of debt in June 2001. Interest expense will decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $14,627 and $28,590, respectively, for the three and six months ended June 30, 2002 compared to $19,647 and $31,083, respectively, for same periods in 2001. Management fees related to equipment are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. Management fees related to the Trust's interest in MILPI are based on 1% of the cost of such interest.

Operating expenses were $158,525 and $229,397, respectively, for the three and six month periods ended June 30, 2002, compared to $222,092 and $437,791, respectively, for the same periods in 2001. In 2001, operating expenses included approximately $100,000 for ongoing legal matters and also included approximately $66,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition Corp. ("MILPI Acquisition"). In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

During the three and six months ended June 30, 2002, the Trust recorded income of $137,366 and $247,308, respectively, from its ownership interest in MILPI, compared to $42,164 and $64,740, respectively, for the same periods in 2001. This income represents the Trust's share of net income of MILPI recorded under the equity method of accounting. See below for a discussion of the operating results of MILPI during the respective periods. The Trust's income from MILPI results from MILPI's ownership of PLM common stock acquired in February 2001. PLM is an equipment leasing and asset management company. The Trust recorded $7,484 and $9,111, respectively, of amortization expense for the three and six months ended June 30, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption.The Trust completed the goodwill impairment analysis during the quarter ended June 30, 2002. There was no impact on the Trust's financial statements as a result of this analysis.

MILPI  Operating  Results
-------------------------

During the three and six months ended June 30, 2002, MILPI recognized revenues of approximately $1,683,000 and $3,379,000, respectively, compared to approximately $2,406,000 and $5,613,000, respectively, for the same periods in 2001. Revenues for the three and six months ended June 30, 2002 are comprised primarily of management fees of approximately $1,185,000 and approximately $2,451,000, respectively. Revenues for the three and six months ended June 30, 2001 are comprised primarily of management fees of approximately $1,263,000 and $2,602,000, respectively.

During the three and six months ended June 30, 2002, MILPI incurred total costs and expenses of approximately $489,000 and $1,368,000, respectively, compared to $1,414,000 and $3,310,000, respectively. Operating expenses for the three months ended June 30, 2002 are comprised of general and administrative expenses of approximately $459,000 and depreciation and amortization expense of approximately $30,000. For the six months ended June 30, 2002, operating expenses are comprised of general and administrative expenses of approximately $1,269,000 and depreciation and amortization expense of approximately $99,000. Operating expenses for the three months ended June 30, 2001 are comprised of general and administrative expenses of approximately $1,077,000 and depreciation and amortization expense of approximately $337,000. For the six months ended June 30, 2001, operating expenses are comprised primarily of general and administrative expenses of approximately $1,772,000 and depreciation and amortization expense of approximately $690,000.

During the three and six months ended June 30, 2002, MILPI incurred income tax expense of approximately $386,000 and $650,000, respectively, compared to approximately $167,000 and $422,000 for the same periods in 2001.


Real  Estate
------------

Management fees for non-equipment assets were $5,236 and $10,299, respectively, for the three and six months ended June 30, 2002 compared to $5,178 and $10,578, respectively, for the same periods in 2001. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

The Trust owns 20% of the Class A membership interests of EFG Kirkwood, a joint venture between the Trust, certain affiliated trusts, and an affiliated corporation, Semele Group Inc. ("Semele"). AFG ASIT Corporation, the Managing Trustee of the Trust and a subsidiary of Semele, also is the manager of EFG Kirkwood.

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

For the three and six months ended June 30, 2002, the Trust recorded a loss of $356,890 and income of $377,464, respectively, compared to a loss of $292,055 and income of $493,619, respectively, for the same periods in 2001, from its ownership interest in EFG Kirkwood. This income and loss represents the Trust's share of the net income (loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three months and six months ended June 30, 2002 and 2001 are not indicative of future periods. The three months ended March 31 of each year include the periods of peak income activity for the resorts. See below for a discussion of the operating results of the resorts.


Mountain  Resort  Operating  Results
------------------------------------

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

During the six months ended June 30, 2002, Mountain Resort recorded total revenues of approximately $20,476,000 compared to approximately $20,561,000 for the same period in 2001. The decrease in total revenues from 2001 to 2002 of $85,000 is the result of an increase in ski-related revenues offset by a decrease in residential-related and other operations revenues. Ski-related revenues increased approximately $2,038,000. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers. Residential-related and other operations revenues decreased approximately $2,123,000 for the six months ended 2002 as compared to 2001. The decrease in residential-related and other operations revenues was primarily attributable to a reduction in the number of condominium sales during 2002 compared to 2001.

During the six months ended June 30, 2002 and 2001, Mountain Resort recorded total expenses of approximately $16,565,000 and $17,348,000, respectively. The decrease in total expenses of approximately $783,000 is the result of a decrease in residential-related and other operations expenses largely offset by an increase in ski-related expenses. Ski-related expenses increased approximately $1,254,000 as a result of the increase in ski-related revenues, as discussed above. Residential-related and other operations expenses decreased approximately $2,037,000 primarily as a result of a decrease in cost of sales from condominium units sold in the six months ended June 30, 2002 as compared to the same period in 2001, as also discussed above.

Mountain  Springs  Operating  Results
-------------------------------------

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

During the six months ended June 30, 2002, Purgatory recorded total revenues of approximately $9,882,000 compared to approximately $11,146,000 for the same period of 2001. The decrease in total revenues from 2001 to 2002 of approximately $1,264,000 is the result of unfavorable weather conditions during the winter season, which attracted fewer skiers.

Total expenses were approximately $9,284,000 for the six months ended June 30, 2002 compared to approximately $8,576,000 for the same period in 2001. The increase in total expenses for the six months ended June 30, 2002 compared to the same period in 2001 of approximately $708,000 is a result of costs incurred related to the creation of certain development companies.

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

Impairment  of  long-lived  assets:  In  accordance  with Statement of Financial
-----------------------------------
Accounting  Standards  ("SFAS")  No.  144,  "Accounting  for  the  Impairment or
----
Disposal  of  Long-Lived  Assets"  ("SFAS  No.  144"),  the  Company  evaluates
----
long-lived  assets for impairment whenever events or circumstances indicate that
----
the carrying bases of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying basis of the asset. The determination of net realizable value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest.

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

Segment  Reporting
------------------

The Trust has two principal operating segments: 1) Equipment Leasing and 2) Real Estate Ownership, Development & Management. The Equipment Leasing segment includes the management of the Trust's equipment lease portfolio and the Trust's interest in MILPI Holdings, LLC ("MILPI"), which owns 100% of PLM International, Inc., ("PLM") an equipment leasing and asset management company. From February 2001 to February 6, 2002, MILPI, through a wholly owned subsidiary, owned approximately 83% of PLM. Effective February 7, 2002, MILPI owned 100% of PLM. The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, townhomes, single family homes and land sales through the Trust's ownership interests in EFG Kirkwood.

The Trust's reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information for the three and six months ended June 30, 2002 and 2001 is summarized below.

                                         Three months ended June 30,  Six months ended June 30,

                                            2002           2001         2002        2001
                                                                                 ----------
Total Income (1):
   Equipment leasing                     $   81,427   $     210,298   $148,898   $  436,219
   Real estate                                    -               -          -            -
                                         -----------  --------------  ---------  ----------
     Total                               $   81,427   $     210,298   $148,898   $  436,219
                                         ===========  ==============  =========  ==========

Operating Expenses and Management Fees:
   Equipment leasing                     $  173,152   $     241,739   $257,987   $  468,874
   Real estate                                5,236           5,178     10,299       10,578
                                         -----------  --------------  ---------  ----------
     Total                               $  178,388   $     246,917   $268,286   $  479,452
                                         ===========  ==============  =========  ==========

Interest Expense:
   Equipment leasing                     $    6,919   $       1,299   $ 14,235   $   11,321
   Real estate                                    -               -          -            -
                                         -----------  --------------  ---------  ----------
     Total                               $    6,919   $       1,299   $ 14,235   $   11,321
                                         ===========  ==============  =========  ==========

Depreciation, Write-down of Equipment
  and Amortization Expense:
   Equipment leasing                     $  498,902   $      26,763   $514,156   $   59,425
   Real estate                                    -               -          -            -
                                         -----------  --------------  ---------  ----------
     Total                               $  498,902   $      26,763   $514,156   $   59,425
                                         ===========  ==============  =========  ==========

 Equity Interests:
   Equipment leasing                     $  137,366   $      42,164   $247,308   $   64,740
   Real estate                             (356,890)       (292,055)   377,464      493,619
                                         -----------  --------------  ---------  ----------
     Total                               $ (219,524)  $    (249,891)  $624,772   $  558,359
                                         ===========  ==============  =========  ==========

 Net Income (Loss):                      $ (822,306)  $    (314,572)  $(23,007)  $  444,380
                                         ===========  ==============  =========  ==========


 Capital Expenditures:
   Equipment leasing                     $        -   $           -   $      -   $4,158,696
   Real estate                                    -               -          -            -
                                         -----------  --------------  ---------  ----------
     Total                               $        -   $           -   $      -   $4,158,696
                                         ===========  ==============  =========  ==========


 .                                       As of        As of
 .                                       June 30,     December 31,
 .                                             2002            2001
 Assets:
   Equipment leasing                     $6,370,799   $   6,938,588
   Real estate                            1,878,832       1,501,368
                                         -----------  --------------
     Total                               $8,249,631   $   8,439,956
                                         ===========  ==============




(1) Includes equipment leasing revenue of $76,531 and $139,841, respectively, for the three and six months ended June 30, 2002, compared to $175,772 and $283,773, respectively, for the same periods in 2001.

Three  and  six  months ended June 30, 2002 compared to the three and six months
--------------------------------------------------------------------------------
ended  June  30,  2001:
-----------------------

Results  of  Operations
-----------------------

Equipment  Leasing
------------------

For the three and six month periods ended June 30, 2002, the Trust recognized lease revenue of $76,531 and $139,841, respectively, compared to $175,772 and $283,773, respectively, for the same periods in 2001. The decrease in lease revenue from 2001 to 2002 resulted primarily from lease term expirations and the sale of equipment. Future lease term expirations and equipment sales will result in a reduction in the lease revenue recognized.

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

Interest income for the three and six month periods ended June 30, 2002 was $4,496 and $8,657, respectively, compared to $15,994 and $54,133, respectively, for the same periods in 2001. Generally interest income is generated from the temporary investment of rental receipts and equipment sales proceeds in short-term instruments. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the amount of cash available for investment, among other factors.

During the three and six months ended June 30, 2002, the Trust sold fully depreciated equipment to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $400. During the three and six months ended June 30, 2001, the Trust sold equipment having a net book value of $35,619 and $67,282, respectively to existing lessees and third parties. These sales resulted in a net gain, for financial statement purposes, of $376 and $70,238, respectively.

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

Depreciation expense was $15,254 and $30,508, respectively, for the three and six months ended June 30, 2002 compared to $19,279 and $50,314, respectively, for the same periods of 2001. During the three months ended June 30, 2002, the Trust also recorded a write-down of equipment, representing an impairment to the carrying value of the Trust's interest in a McDonnell Douglas MD-87 aircraft. The resulting charge of $483,648 was based on a comparison of estimated fair value and carrying value of the Trust's interest in the aircraft. The estimate of the fair value was based on a current offer to purchase the aircraft and the assessment by the management of the Trusts of prevailing market conditions for similar aircraft. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft.

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

Interest expense was $6,919 and $14,235 for the three and six months ended June 30, 2002, respectively, compared to $1,299 and $11,321, respectively, for the same periods of 2001. The increase in interest expense in 2002 compared to 2001 resulted from the refinancing of debt in June 2001. Interest expense will decrease in the future as the principal balance of notes payable is reduced through the application of rent receipts to outstanding debt.

Management fees related to equipment leasing were $14,627 and $28,590, respectively, for the three and six months ended June 30, 2002 compared to $19,647 and $31,083, respectively, for same periods in 2001. Management fees related to equipment are based on 5% of gross lease revenue generated by operating leases and 2% of gross lease revenue generated by full payout leases, subject to certain limitations. Management fees related to the Trust's interest in MILPI are based on 1% of the cost of such interest.

Operating expenses were $158,525 and $229,397, respectively, for the three and six month periods ended June 30, 2002, compared to $222,092 and $437,791, respectively, for the same periods in 2001. In 2001, operating expenses included approximately $100,000 for ongoing legal matters and also included approximately $66,000 of costs reimbursed to EFG as a result of the successful acquisition of the PLM common stock by MILPI Acquisition Corp. ("MILPI Acquisition"). In conjunction with the acquisition of the PLM common stock, EFG became entitled to recover certain out of pocket expenses which it had previously incurred. Other operating expenses consist primarily of administrative charges, professional service costs, such as audit and legal fees, as well as printing, distribution and remarketing expenses. The amount of future operating expenses cannot be predicted with certainty; however, such expenses are usually higher during the acquisition and liquidation phases of a trust. Other fluctuations typically occur in relation to the volume and timing of remarketing activities.

During the three and six months ended June 30, 2002, the Trust recorded income of $137,366 and $247,308, respectively, from its ownership interest in MILPI, compared to $42,164 and $64,740, respectively, for the same periods in 2001. This income represents the Trust's share of net income of MILPI recorded under the equity method of accounting. See below for a discussion of the operating results of MILPI during the respective periods. The Trust's income from MILPI results from MILPI's ownership of PLM common stock acquired in February 2001. PLM is an equipment leasing and asset management company. The Trust recorded $7,484 and $9,111, respectively, of amortization expense for the three and six months ended June 30, 2001, which related to the goodwill recorded at the time of the acquisition of the PLM common stock by MILPI Acquisition. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption.The Trust completed the goodwill impairment analysis during the quarter ended June 30, 2002. There was no impact on the Trust's financial statements as a result of this analysis.

MILPI  Operating  Results
-------------------------

During the three and six months ended June 30, 2002, MILPI recognized revenues of approximately $1,683,000 and $3,379,000, respectively, compared to approximately $2,406,000 and $5,613,000, respectively, for the same periods in 2001. Revenues for the three and six months ended June 30, 2002 are comprised primarily of management fees of approximately $1,185,000 and approximately $2,451,000, respectively. Revenues for the three and six months ended June 30, 2001 are comprised primarily of management fees of approximately $1,263,000 and $2,602,000, respectively.

During the three and six months ended June 30, 2002, MILPI incurred total costs and expenses of approximately $489,000 and $1,368,000, respectively, compared to $1,414,000 and $3,310,000, respectively. Operating expenses for the three months ended June 30, 2002 are comprised of general and administrative expenses of approximately $459,000 and depreciation and amortization expense of approximately $30,000. For the six months ended June 30, 2002, operating expenses are comprised of general and administrative expenses of approximately $1,269,000 and depreciation and amortization expense of approximately $99,000. Operating expenses for the three months ended June 30, 2001 are comprised of general and administrative expenses of approximately $1,077,000 and depreciation and amortization expense of approximately $337,000. For the six months ended June 30, 2001, operating expenses are comprised primarily of general and administrative expenses of approximately $1,772,000 and depreciation and amortization expense of approximately $690,000.

During the three and six months ended June 30, 2002, MILPI incurred income tax expense of approximately $386,000 and $650,000, respectively, compared to approximately $167,000 and $422,000 for the same periods in 2001.


Real  Estate
------------

Management fees for non-equipment assets were $5,236 and $10,299, respectively, for the three and six months ended June 30, 2002 compared to $5,178 and $10,578, respectively, for the same periods in 2001. Management fees for non-equipment assets, excluding cash, are 1% of such assets under management.

The Trust owns 20% of the Class A membership interests of EFG Kirkwood, a joint venture between the Trust, certain affiliated trusts, and an affiliated corporation, Semele Group Inc. ("Semele"). AFG ASIT Corporation, the Managing Trustee of the Trust and a subsidiary of Semele, also is the manager of EFG Kirkwood.

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

For the three and six months ended June 30, 2002, the Trust recorded a loss of $356,890 and income of $377,464, respectively, compared to a loss of $292,055 and income of $493,619, respectively, for the same periods in 2001, from its ownership interest in EFG Kirkwood. This income and loss represents the Trust's share of the net income (loss) of EFG Kirkwood recorded under the equity method of accounting. Due to the seasonal nature of EFG Kirkwood's operations, the financial results of the three months and six months ended June 30, 2002 and 2001 are not indicative of future periods. The three months ended March 31 of each year include the periods of peak income activity for the resorts. See below for a discussion of the operating results of the resorts.


Mountain  Resort  Operating  Results
------------------------------------

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

During the six months ended June 30, 2002, Mountain Resort recorded total revenues of approximately $20,476,000 compared to approximately $20,561,000 for the same period in 2001. The decrease in total revenues from 2001 to 2002 of $85,000 is the result of an increase in ski-related revenues offset by a decrease in residential-related and other operations revenues. Ski-related revenues increased approximately $2,038,000. The increase in ski-related revenues resulted from improved weather conditions during the winter season, which attracted more skiers. Residential-related and other operations revenues decreased approximately $2,123,000 for the six months ended 2002 as compared to 2001. The decrease in residential-related and other operations revenues was primarily attributable to a reduction in the number of condominium sales during 2002 compared to 2001.

During the six months ended June 30, 2002 and 2001, Mountain Resort recorded total expenses of approximately $16,565,000 and $17,348,000, respectively. The decrease in total expenses of approximately $783,000 is the result of a decrease in residential-related and other operations expenses largely offset by an increase in ski-related expenses. Ski-related expenses increased approximately $1,254,000 as a result of the increase in ski-related revenues, as discussed above. Residential-related and other operations expenses decreased approximately $2,037,000 primarily as a result of a decrease in cost of sales from condominium units sold in the six months ended June 30, 2002 as compared to the same period in 2001, as also discussed above.

Mountain  Springs  Operating  Results
-------------------------------------

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

During the six months ended June 30, 2002, Purgatory recorded total revenues of approximately $9,882,000 compared to approximately $11,146,000 for the same period of 2001. The decrease in total revenues from 2001 to 2002 of approximately $1,264,000 is the result of unfavorable weather conditions during the winter season, which attracted fewer skiers.

Total expenses were approximately $9,284,000 for the six months ended June 30, 2002 compared to approximately $8,576,000 for the same period in 2001. The increase in total expenses for the six months ended June 30, 2002 compared to the same period in 2001 of approximately $708,000 is a result of costs incurred related to the creation of certain development companies.


Liquidity  and  Capital  Resources  and  Discussion  of  Cash  Flows
--------------------------------------------------------------------

The Trust by its nature is a limited life entity. The Trust's principal operating activities derive from asset rental transactions. Accordingly, the Trust's principal source of cash from operations is provided by the collection of periodic rents. These cash inflows are used to satisfy debt service obligations associated with leveraged leases, and to pay management fees and operating costs. Operating activities generated net cash outflows of $246,392 and $175,550 for the six months ended June 30, 2002 and 2001, respectively. Future renewal, re-lease and equipment sale activities will continue to cause a decline in the Trust's lease revenue and corresponding sources of operating cash. Expenses associated with rental activities, such as management fees, also will decline as the Trust remarkets its equipment. The amount of future interest income is expected to fluctuate as a result of changing interest rates and the level of cash available for investment, among other factors.

The events of September 11, 2001, along with a recession in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of several airlines. No direct damage occurred to any of the Trust's assets as a result of these events. Management of the Trust expects that the resulting decline in air travel will suppress market prices for used aircraft in the short-term and could inhibit the viability of some airlines. In the event of a lease default by an aircraft lessee, the Trust could experience material losses. At June 30, 2002, the Trusts have collected substantially all rents owed from aircraft lessees. The Trust is monitoring developments in the airline industry and will continue to evaluate potential implications to the Trust's financial position and future liquidity.

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

At June 30, 2002, the Trust was due aggregate future minimum lease payments of $408,290 from contractual lease agreements, a portion of which will be used to amortize the principal balance of notes payable of $365,015. Additional cash inflows will be realized from future remarketing activities, such as lease renewals and equipment sales, the timing and extent of which cannot be predicted with certainty. This is because the timing and extent of equipment sales is often dependent upon the needs and interests of the existing lessees. Some lessees may choose to renew their lease contracts, while others may elect to return the equipment. In the latter instances, the equipment could be re-leased to another lessee or sold to a third party. Accordingly, the cash flows of the Trust will become less predictable as the Trust remarkets its equipment.

Cash expended for asset acquisitions and cash realized from asset disposal transactions are reported under investing activities on the accompanying Statement of Cash Flows.

In December 2000, the Trust and three affiliated trusts (the "Trusts") formed MILPI, which formed MILPI Acquisition, a wholly owned subsidiary of MILPI. The Trusts collectively paid $1.2 million for their membership interest in MILPI ($240,000 for the Trust) and MILPI purchased the shares of MILPI Acquisition for an aggregate purchase price of $1.2 million at December 31, 2000. MILPI Acquisition entered into a definitive agreement (the "Agreement") with PLM, an equipment leasing and asset management company, for the purpose of acquiring up to 100% of the outstanding common stock of PLM, for an approximate purchase price of up to $27 million. In connection with the acquisition, on December 29, 2000, MILPI Acquisition commenced a tender offer to purchase any and all of PLM's outstanding common stock.

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

Effective February 2002, the Trust has a 16.67% membership interest in MILPI having an original cost of $4,437,644. The cost of the Trust's interest in MILPI reflects MILPI's cost of acquiring the common stock of PLM, including the amount paid for the shares tendered of $4,355,145, capitalized transaction costs of $38,948 and a 1% acquisition fee paid to a wholly-owned subsidiary of Semele of $43,551. The Trust capitalized these transaction costs, of which $9,111 was amortized during the six months ended June 30, 2001. SFAS No. 142 was effective for the Trust as of January 1, 2002 and requires the discontinuance of goodwill amortization as of January 1, 2002. SFAS No. 142 also requires the Trust to complete a transitional goodwill impairment test within six months from January 1, 2002, the date of adoption. The Trust completed the goodwill impairment analysis during the quarter ended June 30, 2002. There was no impact on the Trust's financial statements as a result of this analysis.

On March 12, 2002, PLM declared and paid a cash dividend to MILPI of approximately $2.7 million. MILPI then declared and paid a cash dividend of approximately $2.7 million, of which the Trust's share was $444,311.

During the six months ended June 30, 2002 and 2001, the Trust realized net cash proceeds from equipment disposals of $400 and $137,520, respectively. Future inflows of cash from equipment disposals will vary in timing and amount and will be influenced by many factors including, but not limited to, the frequency and timing of lease expirations, the type of equipment being sold, its condition and age, and future market conditions.

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

The Trust obtained long-term financing in connection with certain equipment leases. The origination of such indebtedness and subsequent repayments of principal are reported as components of financing activities on the accompanying Statements of Cash Flow. At March 31, 2002 the Trust had one debt obligation outstanding pertaining to its ownership interest in an aircraft leased to Aerovias de Mexico, S.A. de C.V. The note is recourse only to the Trust's interest in the aircraft and to the minimum rental payments to be received during the debt amortization period. The Trust makes monthly debt and interest payments and the debt will be fully amortized at the expiration of the related lease term in June 2005.

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

The Trust has one note payable outstanding at June 30, 2002, which bears a fixed interest rate of 7.03%. The fair market value of fixed interest rate debt may be adversely impacted due to a decrease in interest rates. The effect of interest rate fluctuations on the Trust for the six months ended June 30, 2002 was not material.

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




     Item  1.     Legal  Proceedings
          Response:  None

     Item  2.     Changes  in  Securities
          Response:  None

     Item  3.     Defaults  upon  Senior  Securities
          Response:  None

     Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders
          Response:  None

     Item  5.     Other  Information
          Response:  None

     Item  6(a).     Exhibits
     .     Response:

Exhibit 99.1 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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


                             AFG Investment Trust B


     By:     AFG  ASIT  Corporation,  a  Massachusetts
          corporation  and  the  Managing  Trustee  of
          the  Registrant.


     By:     ls/  Michael  J.  Butterfield
             -----------------------------
          Michael  J.  Butterfield
          Treasurer  of  AFG  ASIT  Corporation
          (Duly  Authorized  Officer  and
          Principal  Financial  and  Accounting  Officer)


     Date:     August  19,  2002
               -----------------