Form 10QSB
period 2003-03-31
AFG INVESTMENT TRUST B
filed 2003-05-12
CIK 879495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

                                                                                                 [ X ]                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
                                                                                                                           For the quarterly period ended March 31, 2003

                                                                                                                                                      OR

                                                                                                  [ ]                                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
                                                                                                                           For the transition period from to .

                                                                                                                                     Commission File Number 0-21390

                                                                                                                            AFG Investment Trust B Liquidating Trust
                                                                                                                           (Name of Small Business Issuer in its charter)

                                                                                                          Delaware                                                                                                                                                   04-3157230
                                                                                        (State or other jurisdiction of                                                                                                                (I.R.S. Employer Identification No.)
                                                                                       incorporation or organization)

                                                                    1050 Waltham Street, Suite 310, Lexington, MA                                                                                                                         02421
                                                                               (Address of principal executive offices)                                                                                                                            (Zip Code)

Issuer's telephone number, including area code : (781) 676-0009

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X . NO .

Beneficial interests representing former Class A interests outstanding as of May 12, 2002: 582,017
Beneficial interests representing former Class B interests outstanding as of May 12, 2002: 1,000,961

Transitional Small Business Disclosure Format: YES . NO X .

AFG INVESTMENT TRUST B LIQUIDATING TRUST

FORM 10-QSB

INDEX

                 <BTB>
PART I. FINANCIAL INFORMATION:	Page

Item 1. Financial Statements

Statements of Net Assets in Liquidation
at March 31, 2003	3

Statement of Changes in Net Assets in Liquidation
for the Three Months Ended March 31, 2003	4

Notes to the Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	8

Item 3. Controls and Procedures	10

PART II. OTHER INFORMATION:

Item 1 – 6.	11

AFG INVESTMENT TRUST B LIQUIDATING TRUST
STATEMENTS OF NET ASSETS IN LIQUIDATION
(in thousands of dollars)
(unaudited)

ASSETS	March 31, 2003	December 31, 2002

Cash and cash equivalents	$ 1,035	$ 1,233
Rents receivable	5	5
Accounts receivable – affiliate	7	57
Interest in EFG Kirkwood LLC	837	837
Interest in MILPI Holdings, LLC	3,615	3,615
Investments - other	77	77
Other assets	25	26
Equipment held for sale	21	-

Total assets	$ 5,622	$ 5,850

LIABILITIES AND NET ASSETS IN LIQUIDATION

Accrued liabilities	$ 512	$ 624

Net assets in liquidation	$ 5,110	$ 5,226

The accompanying notes are an integral part of these financial statements.

AFG INVESTMENT TRUST B LIQUIDATING TRUST
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
For the Three Months Ended March 31, 2003
(in thousands of dollars)
(unaudited)

.
Net assets at December 31, 2002	$ 5,226

Adjustment to liquidation basis	(116)

Net assets in liquidation at March 31, 2003	$ 5,110

The accompanying notes are an integral part of these financial statements.

NOTE 1 – BASIS OF PRESENTATION

The financial statements presented herein are prepared on the liquidation basis of accounting, in conformity with generally accepted accounting principles, and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission and are unaudited. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report to shareholders may be omitted from interim financial statements. The accompanying financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and footnotes presented in the 2002 Annual Report (Form 10-K) of AFG Investment Trust B Liquidating Trust (the “Trust”). Except as disclosed herein, there have been no material changes to the information presented in the footnotes to the 2002 Annual Report in Form 10-K.

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation of the Trust. Preparation of the financial statements on a liquidation basis requires significant assumptions by the Trust, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances may not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

Effective with the filing of this quarterly report, the Trust will file all future quarterly and annual reports as an S-B filer as allowed under Regulation S-B until such point that the Trust no longer qualifies as an S-B filer.

In the opinion of the Trust, all adjustments (consisting of normal and recurring adjustments) considered necessary to present fairly the net assets in liquidation at March 31, 2003 and December 31, 2002 and the changes in net assets in liquidation for the three months ended March 31, 2003 have been made and are reflected in the accompanying financial statements.

Management determined in the current quarter that the remaining equipment has an estimated net realizable value of $21,000, which resulted in an adjustment to liquidation basis of $21,000.

NOTE 2 - INTEREST IN EFG KIRKWOOD LLC

The Trust, three affiliated trusts ( the “Trusts”) and an affiliated corporation, Semele, own a joint venture, EFG Kirkwood, which owns an equity interest in two ski resorts: Mountain Resort Holdings LLC (“Mountain Resort”) and Mountain Springs Resorts LLC (“Mountain Springs”). EFG Kirkwood has no other significant assets other than its interest in the ski resorts. The Trust holds 20% of EFG Kirkwood’s Class A membership interests.

The carrying value of the Trust’s investment in EFG Kirkwood is recorded at fair value in accordance with the liquidation basis of accounting. The fair value at December 31, 2002 was determined by an independent appraisal firm who was hired by the predecessor Trust and an affiliated investor. The appraisal firm determined the fair value through a valuation model which used the estimated future cash flows of the resorts. The Trustee does not believe the fair value of the Trust’s investment in EFG Kirkwood changed from December 31, 2002 to March 31, 2003.

The table below provides EFG Kirkwood’s summarized consolidated balance sheet (not adjusted to the liquidation basis of accounting) as of March 31, 2003 and December 31, 2002 (in thousands of dollars):

	March 31, 2003	December 31, 2002

Total assets	$ 8,454	$ 5,578
Total liabilities	-	-

Net equity	$ 8,454	$ 5,578

The table below provides EFG Kirkwood’s summarized consolidated income statement data for the three months ended March 31, 2003 and 2002, respectively (in thousands of dollars):

	March 31, 2003	March 31, 2002

Equity income on investments	$ 2,875	$ 3,672
Other (income) expenses	- .	-

Net income	$ 2,875	$ 3,672

The table below provides comparative summarized income statement data for Mountain Resort and the Mountain Springs for the three months ended March 31, 2003 and 2002. The operating companies have a fiscal year end of April 30th which is different from the Trust (in thousands of dollars):

	March 31,	March 31,
	2003	2002

Mountain Resorts
Total revenues	$16,508	$ 16,405
Total expenses	11,194	11,211

Net income	$ 5,314	$ 5,194

Mountain Springs
Total revenues	$ 8,841	$ 9,403
Total expenses	6,397	6,109

Net income	$ 2,444	$ 3,294

NOTE 3 - INTEREST IN MILPI HOLDINGS, LLC

The Trust and three affiliated trusts collectively own MILPI Holdings, LLC (“MILPI”), an equipment management company specializing in the leasing of transportation and related equipment. The Trust holds an 17% ownership interest in MILPI. The Trust's ownership interest in MILPI is recorded at fair value in accordance with the liquidation basis of accounting. In December 2002, AFG Investment Trust B’s beneficial unitholders approved a proxy solicitation to sell its interest in MILPI to MILPI for $3.6 million, which approximated fair value. The fair value is based on a valuation model which included expected future cash flows of MILPI. AFG Investment Trust B also hired an investment banking firm that issued a fairness opinion on the fair value of the investments.

The table below provides summarized consolidated balance sheet data as of March 31, 2003 and December 31, 2002, and consolidated income statement data for MILPI for the three months ended March 31, 2003 and 2002, respectively (in thousands of dollars):

	March 31, 2003	December 31, 2002

Total assets	$ 52,985	$ 44,400
Total liabilities	22,971	18,440
Minority interests	2,971	-

Equity	$ 27,043	$ 25,960

. .	Three Months Ended	Three Months Ended
.	March 31, 2003	March 31, 2002

Total revenues	$ 2,294	$ 1,702
Total expenses	727	885

Income before income taxes	1,567	817
Provision for taxes	482	264

Net income	$ 1,085	$ 553

NOTE 4 - RELATED PARTY TRANSACTIONS

All operating expenses incurred by the Trust are disbursed by Wilmington Trust, the Trustee of the Trust, on behalf of the Trust. The Trustee's role, among other things, is to complete the liquidation of the assets and to satisfy or discharge the liabilities of the Trust. The Trustee is compensated for such services as provided for in the Liquidating Trust Agreement. In conjunction with the Liquidating Trust Agreement, the Trustee has engaged AFG ASIT Corporation and Equis Financial Group Limited Partnership and its subsidiaries (“EFG”) as managers to assist in the day-to-day management of the Liquidating Trust.

NOTE 5 - SEGMENT REPORTING

The Trust operates in three segments: 1) Equipment Leasing 2) Equipment Management and 3) Real Estate Ownership Development and Management. The Equipment Leasing segment includes acquiring and leasing equipment to third parties. The Equipment Management segment includes the Trust's interest in MILPI, which owns 100% of PLM, International Inc. (“PLM”). The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, town homes, single family homes and land sales included in the Trust’s ownership interests in EFG Kirkwood, LLC and MILPI through its newly formed subsidiary RMLP, Inc. Other includes corporate assets, which consist of cash and certain corporate receivables . All assets are domiciled within the United States.

The Trust’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information as of March 31, 2003 (in thousands of dollars):

Total Revenue:
Equipment leasing	$ 58
Equipment management	-
Real estate	-
Other	1

Total revenue	$ 59

Operating Expenses, Management Fees
and Other Expenses:
Equipment leasing	$ 2
Equipment management	11
Real estate	-
Other	162

Total expenses	$ 175

Net loss	$ (116)

Assets:
Equipment leasing	$ 33
Equipment management	3,231
Real estate	1,298
Other	1,060
Total	$ 5,622

NOTE 6 – SUBSEQUENT EVENT

In the second quarter, MILPI acquired the Trust’s interest in MILPI for $3.6 million.

AFG INVESTMENT TRUST B LIQUIDATING TRUST

FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this quarterly report of AFG Investment Trust B Liquidating Trust (the “Trust”), that are not historical fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to a variety of risks and uncertainties. There are a number of factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Trust's contracted rents, the realization of residual proceeds from the Trust's equipment, the performance of the Trust's non-equipment assets, and future economic conditions.

Critical Accounting Policies and Estimates

The Trust believes the following critical accounting policies, among others, are subject to significant judgments and estimates used in the preparation of these financial statements.

Liquidation Accounting

In accordance with the liquidation basis of accounting, the carrying values of the assets are presented at net realizable amounts and all liabilities are presented at estimated settlement amounts, including estimated costs associated with completing the liquidation of the Trust. Preparation of the financial statements on a liquidation basis requires significant assumptions by the Trust, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

Contingencies

Accrued liabilities consist of assumptions by management, including the estimate of liquidation costs and the resolution of any contingent liabilities. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

Liquidation Distributions

The Trustee of the Trust will make liquidating distributions to the beneficiaries of the Trust using the “pro rata beneficial interest” in the respective Trust, reflecting the type and amount of beneficial interest held in the AFG Investment Trust B (i.e. Class A, Class B, Special Beneficiary, Managing Trustee).
The remaining assets shall be distributed to the participants in accordance with the positive balances in their capital accounts, after taking into account all the capital adjustments for the Trust’s taxable year.

In the event that AFG ASIT Corporation, Managing Trustee of AFG Investment Trust B, has a deficit balance in its capital account, it shall pay to the Trust in cash an amount equal to the deficit balance in its capital account by the end of such taxable year. Upon dissolution of the Trust, the amount paid by the AFG ASIT Corporation shall be used to pay to recourse creditors of the Trust or distributed to the Trust Beneficiaries in accordance with their positive capital accounts.

Segment Reporting

The Trust operates in three segments: 1) Equipment Leasing 2) Equipment Management and 3) Real Estate Ownership Development and Management. The Equipment Leasing segment includes acquiring and leasing equipment to third parties. The Equipment Management segment includes the Trust's interest in MILPI, which owns 100% of PLM International, Inc. (“PLM”). The Real Estate segment includes the ownership, management and development of commercial properties, recreational properties, condominiums, interval ownership units, town homes, single family homes and land sales included in the Trust’s ownership interests in EFG Kirkwood, LLC and MILPI through its newly formed subsidiary RMLP, Inc. Other includes corporate assets, which consist of cash and certain corporate receivables . All assets are domiciled within the United States.

The Trust’s reportable segments offer different products or services and are managed separately because each requires different operating strategies and management expertise. There are no material intersegment sales or transfers.

Segment information as of March 31, 2003 (in thousands of dollars):

Total Revenue:
Equipment leasing	$ 58
Equipment management	-
Real estate	-
Other	1

Total revenue	$ 59

Operating Expenses, Management Fees
and Other Expenses:
Equipment leasing	$ 2
Equipment management	11
Real estate	-
Other	162

Total expenses	$ 175

Net loss	$ (116)

Assets:
Equipment leasing	$ 33
Equipment management	3,231
Real estate	1,298
Other	1,060
Total	$ 5,622

Results of Operations

The Trust was established on December 31, 2002 for the purpose of liquidating the remaining assets and liabilities of AFG Investment Trust B. Accordingly, no results of operations discussions are presented comparing the three months ended March 31, 2003 and 2002.

Significant transactions included in the Trust’s Statement of Changes in Net Assets In Liquidation as a component of operations for the three month period ended March 31, 2003 include:

During the three months ended March 31, 2003, the Trust sold equipment to existing lessees and third parties. These sales resulted in a net gain of approximately $6,000, which is included in net loss from operations in the Statement of Changes in Net Assets in Liquidation. The Trust’s equipment is stated at its fair market value, which has been estimated by EFG, as manager.

The Trust B also incurred operating expenses of approximately $0.2 million incurred during the three period ended March 31, 2003 related to the liquidation of the Trust’s assets and operations of the Trust. Operating expenses consisted primarily of $0.1 million legal costs, $35,000 of consulting and audit costs and $40,000 of management fees.

Liquidity and Capital Resources and Discussion of Cash Flows

The Trust’s receivables from affiliates decreased approximately $0.1 million or 88% during the three months ended March 31, 2003. Receivables from affiliates consist of rent or proceeds from the sale of equipment by Equis Financial Group Limited Partnership and its subsidiaries (“EFG”), an affiliated entity. All rents and proceeds from the sale of equipment are paid directly to EFG. EFG temporarily deposits collected funds in a separate interest-bearing escrow account and remits to the Trust on a monthly basis. The receivable from affiliates at March 31, 2003, consisted primarily of funds collected and held in escrow and was paid in full in April 2003. At December 31, 2002, the Trust had receivables from affiliates of approximately $0.1 million, of which $5,000 related to funds collected and held in escrow, $22,000 related to funds collected by EFG related to the sale of an aircraft in December 2002 and $30,000 related to various expenses paid by the Trust on behalf of EFG, all of which were paid as of March 31, 2003.

The Trust has an equity investment in MILPI Holdings, LLC (“MILPI”) valued at $3.6 million at March 31, 2003. MILPI operates in the equipment management segment through its subsidiary, PLM, and owns real estate through its subsidiary RMLP, Inc. In December 2002, AFG Investment Trust B’s shareholders approved the sale by the Trust of its interest in MILPI to MILPI at a predetermined price which approximated fair value. The purchase price was based on a valuation model which included expected future cash flows of MILPI. AFG Investment Trust B also hired an independent investment banking firm to issue a fairness opinion on the purchase price. The investment is carried in the Trust’s financial statement at the purchase price agreed in the proxy solicitation which approximates fair value. In April 2003, MILPI purchased from the Trust its shares in MILPI for $3.6 million

The Trust has equity interest investments in EFG Kirkwood LLC (“EFG Kirkwood”) valued at $0.8 million at March 31, 2003. EFG Kirkwood operates in the real estate operating segment. The investment is carried at fair market value which was determined through an appraisal based on valuation models using the expected future cash flows of the investments. It is difficult to predict the timing of the sale of this investment. Adverse market conditions may make it difficult to sell the Trust’s investment in EFG Kirkwood.

The Trust had accrued liabilities of $0.5 million at March 31, 2003. Accrued liabilities consist of costs incurred and estimated costs associated with liquidating the assets. To the extent that the Trust has a contingent liability, generally meaning a liability, the payment of which is subject to the outcome of a future event, the Trust recognizes a liability when the amount of the liability can be reasonably estimated and the liability is probable. There may be differences between the assumptions and the actual results because events and circumstances frequently do not occur as expected. Those differences, if any, could result in a change in the net assets recorded in the Statement of Net Assets in Liquidation.

The events of September 11, 2001 and the economic downturn, have adversely affected the market demand in the equipment leasing and real estate industries. While the Trust cannot determine if these events will have a material effect on the Trust in the next year, it is monitoring the industries to assess the timing of disposition of its assets. Due to the events above, the Trust does not anticipate dividend distributions from its equity interest investment in EFG Kirkwood in the near future.

No cash distributions were paid to beneficial interest holders of Trust in the three months ended of March 31, 2003. It is possible that beneficial interest holders in the Trust will be allocated taxable income in excess of distributed cash. This discrepancy between tax obligations and cash distributions may or may not continue in the future, and cash may or may not be available for distribution to the beneficial interest holders in the Trust to be adequate to cover any tax obligation.

Cash distributions when paid to the beneficial interest holders of the Trust will consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Trust and will be primarily dependent upon the proceeds realized from the liquidation of the Trust's remaining assets offset by the associated costs of such liquidation and dissolution of the Trust.

Item 3. Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing of this Form 10-QSB, the Managers’ Principal Executive Officer and Chief Financial Officer have concluded that the Trust’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There have been no significant changes in the Trust’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

AFG INVESTMENT TRUST B LIQUIDATING TRUST

FORM 10-QSB

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings
      Response: None

   Item 2.   Changes in Securities
      Response: None

   Item 3.   Defaults upon Senior Securities
      Response: None

   Item 4.   Submission of Matters to a Vote of Security Holders
      Response: None

   Item 5.   Other Information
      Response: None

   Item 6.   Exhibits and reports on Form 8-K

      a).   Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2    Certification Pursuant to 18 U.S. C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b).    Reports on Form 8-K

None

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

Date: May 12, 2003

By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer and Treasurer of AFG ASIT Corp.
(Principal Financial and Accounting Officer)

Date: May 12, 2003

Certification:

I, Gary D. Engle, certify that:

        1.   I have reviewed this quarterly report on Form 10-QSB of AFG Investment Trust B Liquidating Trust;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the net assets in liquidation of the registrant as of March 31, 2003;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                     d.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

      e.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

             /s/ Gary D. Engle
            Gary D. Engle
            President of Equis Corporation, the
            general partner of EFG, and the
            President and Director of AFG ASIT Corporation
            (Principal Executive Officer)
                    May 12, 2003

Certification:

I, Richard K Brock, certify that:

        1.   I have reviewed this quarterly report on Form 10-QSB of AFG Investment Trust B Liquidating Trust;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statement, and other financial information included in this quarterly report, fairly present in all material respects the net assets in liquidation of the registrant as of March 31, 2003;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b.     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

      c.     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                      d.     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

       e.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

   6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

             /s/ Richard K Brock
            Richard K Brock
            Chief Financial Officer and Treasurer
            of AFG ASIT Corporation
            (Principal Financial and Accounting Officer)
            May 12, 2003

Exhibit Index

99.1 Certificate of Chief Executive Officer pursuant to Section 906 of Sarbanes - Oxley Act

99.2 Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act